Form 10-Q
period 1996-06-30
MECHANICAL DYNAMICS INC \MI\
filed 1996-08-14
CIK 1011451

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________


                       Commission file number:  0-20679


                           MECHANICAL DYNAMICS, INC.
             (Exact name of registrant as specified in its charter)



              MICHIGAN                                 38-2163045
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

                            2301 COMMONWEALTH BLVD.
                              ANN ARBOR, MICHIGAN
                                     48105
                        (Address of principal executive
                          offices, including zip code)

                                 (313) 994-3800
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     [X]  Yes                    [ ]  No



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  NO PAR VALUE                       5,743,222
            (Class of common stock)     (Outstanding as of August 7, 1996)

                           MECHANICAL DYNAMICS, INC.

                                     INDEX


                                                                Page No.
PART I. - FINANCIAL INFORMATION

      ITEM 1. - FINANCIAL STATEMENTS


           Condensed Consolidated Balance Sheets as of June
             30, 1996 and December 31, 1995                         3

           Condensed Consolidated Statements of Income for the
             Three and Six Months Ended June 30, 1996 and 1995      4

           Condensed Consolidated Statements of Cash Flows for
             the Six Months Ended June 30, 1996 and 1995            5

           Notes to Condensed Consolidated Financial Statements     6

      ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                 7


PART II. - OTHER INFORMATION


      ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                   11


SIGNATURES                                                         12


INDEX TO EXHIBITS                                                  13

PART I. - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                 MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                                                     June 30,    December 31,
                                                                       1996            1995
==============================================================================================
                                                                   (unaudited)
Assets:
Current assets:
  Cash and cash equivalents                                           $20,785          $1,141
  Accounts receivable                                                   4,551           4,423
  Prepaid and deferred expenses                                           961             936
- ----------------------------------------------------------------------------------------------
    Total current assets                                               26,297           6,500

Net property and equipment                                              1,279           1,268
Total other assets                                                      1,528           1,570
- ----------------------------------------------------------------------------------------------
Total assets                                                          $29,104          $9,338
==============================================================================================

Liabilities And Shareholders' Equity:
Current liabilities:
  Borrowings under lines of credit                                        $33             $82
  Accounts payable                                                        601             620
  Accrued expenses                                                      3,272           2,777
  Deferred revenue                                                      4,212           3,666
- ----------------------------------------------------------------------------------------------
    Total current liabilities                                           8,118           7,145
- ----------------------------------------------------------------------------------------------

Redeemable common stock                                                   333             859

Shareholders' equity:
  Convertible preferred stock                                               0             265
  Common stock                                                         19,213               9
  Common stock warrants                                                     0             449
  Additional paid-in capital                                                0             114
  Retained earnings                                                     1,407             475
  Subscriptions receivable                                                  0             (10)
  Cumulative translation adjustment                                        33              32
- ----------------------------------------------------------------------------------------------
    Total shareholders' equity                                         20,653           1,334
- ----------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                            $29,104          $9,338
==============================================================================================


See accompanying notes to condensed consolidated financial statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (unaudited)

                                                                    Three Months Ended             Six Months Ended
                                                                         June 30,                      June 30,
                                                                    1996           1995            1996         1995
=======================================================================================================================
Revenue:
  Software licenses                                                  $3,678        $3,326         $7,519        $6,014
  Services                                                            2,563         1,962          4,770         3,919
- -----------------------------------------------------------------------------------------------------------------------
    Total revenue                                                     6,241         5,288         12,289         9,933
- -----------------------------------------------------------------------------------------------------------------------
Cost of revenue:
  Software licenses                                                     158           190            358           409
  Services                                                            1,332         1,324          2,693         2,486
- -----------------------------------------------------------------------------------------------------------------------
    Total cost of revenue                                             1,490         1,514          3,051         2,895
- -----------------------------------------------------------------------------------------------------------------------
Gross profit                                                          4,751         3,774          9,238         7,038
- -----------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Sales and marketing                                                 2,453         1,911          4,797         3,749
  Research and development                                              869           750          1,755         1,425
  General and administrative                                            685           664          1,369         1,221
- -----------------------------------------------------------------------------------------------------------------------
    Total operating expenses                                          4,007         3,325          7,921         6,395
- -----------------------------------------------------------------------------------------------------------------------
Operating income                                                        744           449          1,317           643

Other income, net                                                        75            13             76            16
- -----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                              819           462          1,393           659

Provision for income taxes                                              258            82            461           116
- -----------------------------------------------------------------------------------------------------------------------
Net income                                                             $561          $380           $932          $543
=======================================================================================================================


Calculation Of Net Income Per Share:
Net income                                                             $561          $380           $932          $543
  Accretion of warrants                                                   0            59              0           110
- -----------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                            $561          $321           $932          $433
=======================================================================================================================
Net income per common share                                           $0.12         $0.08          $0.22         $0.11
=======================================================================================================================
Common and common equivalent shares                                   4,729         3,839          4,295         3,830
=======================================================================================================================


See accompanying notes to condensed consolidated financial statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                                Six Months
                                                                                                               Ended June 30,
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                               1996        1995
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  (unaudited)
Cash flows from operating activities:
  Net income                                                                                                    $932        $543
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                                                262         299
    Provision (credit) for deferred income taxes                                                                 (35)        (48)
    (Gain) loss on disposal of assets, net                                                                         4          15
    Changes in assets and liabilities:
      Accounts receivable                                                                                        (91)     (1,150)
      Prepaid and deferred expenses                                                                              (20)        194
      Other assets                                                                                                34          (5)
      Accounts payable                                                                                           (51)       (209)
      Accrued expenses                                                                                           489         599
      Deferred revenue                                                                                           530         651
- ---------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                                              2,054         889
- ---------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from the sale of property and equipment                                                                 0          37
  Purchases of property and equipment                                                                           (230)       (414)
- ---------------------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                                                   (230)       (377)
- ---------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net borrowings (payments) under line of credit agreements                                                      (49)       (698)
  Proceeds from the issuance of common stock                                                                  17,850          10
  Proceeds from collections on subscriptions receivable                                                           10          17
  Payments of long-term debt                                                                                       0        (398)
- ---------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities                                                   17,811      (1,069)
- ---------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                                            9         (16)
- ---------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                                          19,644        (573)
Cash and cash equivalents at beginning of period                                                               1,141         817
- ---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                                   $20,785        $244
=================================================================================================================================


Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                                                                     $17         $42
    Income taxes                                                                                                $234        $206
=================================================================================================================================


See accompanying notes to condensed consolidated financial statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note (1) - Basis Of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Mechanical Dynamics, Inc. ("MDI" or the "Company") and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form S-1 for the year ended December 31, 1995.

        Operating results for the three and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.


Note (2) - Financing Arrangements

     In April 1996, the Company entered into an agreement with its principal bank for a $2.0 million line of credit. The agreement is subject to annual renewal, and expires on April 30, 1997. Borrowings on the line of credit bear interest at the bank's prime rate, and are secured by accounts receivable and certain other assets of the Company. No borrowings were outstanding under this agreement as of June 30, 1996.


Note (3) - Redeemable Common Stock And Shareholders' Equity

Redeemable Common Stock

     In July 1996, the redemption privileges associated with 20,842 shares of redeemable common stock expired. The redemption privileges on the remaining 20,843 shares of redeemable common stock outstanding are exercisable at $8.00 per share between June 15, 1997 and July 14, 1997.

Common Stock

     In May 1996, the Company completed an initial public offering of its stock, which resulted in the issuance of 1,500,000 shares at $11.00 per share. In June 1996, an additional 354,750 shares were sold by the Company at $11.00 per share to cover over-allotments.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated interim financial statements and the notes thereto included in
Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Prospectus dated May 14, 1996 and filed with the Securities and Exchange Commission.

OVERVIEW

MDI develops, markets and supports virtual prototyping solutions. The Company's virtual prototyping software allows the engineer or designer to design a complete product by simulating, both visually and mathematically, a product in motion. The Company's principal software product, ADAMS Full Simulation Package, is used by customers to simulate mechanical systems. The Company's revenue has in the past been, and is expected in the future to be, derived almost exclusively from its ADAMS Full Simulation Package and related software products and services.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Except for the historical information contained in this Quarterly Report, the matters herein contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. These forward-looking statements include, but are not limited to, revenue levels, including the level of international revenue, certain operating expense levels, the level of other income, the Company's liquidity and capital needs, and various business environment and trend information. Actual future results and trends may differ materially depending on a variety of factors, including the volume and timing of orders received during the quarter, the mix of and changes in distribution channels through which the Company's products are sold, the timing and acceptance of new products and product enhancements by the Company or its competitors, changes in pricing, the level of the Company's sales of third party products, purchasing patterns of distributors and customers, competitive conditions in the industry, business cycles affecting the markets in which the Company's products are sold, extraordinary events, such as litigation or acquisitions, including related charges, and economic conditions generally or in various geographic areas. All of the foregoing factors are difficult to forecast. The future operating results of the Company may fluctuate as a result of these and other risk factors detailed in the Company's Prospectus dated May 14, 1996 and filed with the Securities and Exchange Commission.

Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. It is likely that, in some future quarters, the Company's operating results will be below the expectations of stock market analysts and investors. In such an event, the price of the Company's Common Stock would likely be materially adversely affected.

RESULTS OF OPERATIONS

Revenue

Revenue increased 18.0% from $5.3 million in the three months ended June 30, 1995 to $6.2 million in the three months ended June 30, 1996. Revenue increased 23.7% from $9.9 million in the six month period ended June 30, 1995 to $12.3 million in the six month period ended June 30, 1996. The percentage of the Company's revenue from international customers was 67.3% and 59.2% for the three month periods ended June 30, 1995 and 1996, respectively. The percentage of revenue from international customers was 62.5% and 62.2% for the six month periods ended June 30, 1995 and 1996, respectively. The Company expects that international revenue will continue to be a major component of the Company's total revenue in the future.

Software licenses revenue increased 10.6% from $3.3 million in the three months ended June 30, 1995 to $3.7 million in the three months ended June 30, 1996. Software licenses revenue increased 25.0% from $6.0 million in the six months ended June 30, 1995 to $7.5 million in the six months ended June 30, 1996. The increases in software licenses revenue resulted from further market penetration of the Company's products, highlighted by sales to new customers as well as additional sales into the Company's existing customer base. Furthermore, customer order size increased during the quarter ended June 30, 1996, with more customers purchasing certain of the Company's modular packages along with their purchase of the ADAMS Full Simulation Package. Software licenses revenue decreased by $163,000 from the three months ended March 31, 1996 to the three months ended June 30, 1996. This decrease, primarily due to a decline in the licensing of third party software products through the Company's European subsidiaries, resulted from the planned termination of a licensing agreement with a third party software company. The Company does not expect the termination of this agreement to have a significant impact on future quarters' revenue.

Services revenue consists of revenue from software maintenance agreements as well as consulting, training and funded research and development. Services revenue increased 30.6% from $2.0 million in the three months ended June 30, 1995 to $2.6 million in the three months ended June 30, 1996. Services revenue increased 21.7% from $3.9 million in the six months ended June 30, 1995 to $4.8 million in the six months ended June 30, 1996. Revenue from software maintenance agreements increased by 30.8% for the three month period ended June 30, 1996 versus the similar period in 1995, and by 24.8% for the six month period ended June 30, 1996 versus the similar period in 1995. These increases were primarily due to the growth in the Company's installed base of customers as well as the strong level of repeat business the Company has experienced through customers renewing their existing software maintenance agreements. The Company expects the majority of customers currently under software maintenance agreements to renew their agreements in the future. Revenues from consulting, training and funded research and development services increased by 30.5% for the three month period ended June 30, 1996 versus the similar period in 1995, and by 19.6% for the six month period ended June 30, 1996 versus the similar period in 1995. These increases were primarily the result of customers continuing to integrate the Company's products and services directly into their product design processes.

Cost of Revenue

The cost of software licenses revenue as a percentage of software licenses revenue decreased from 5.7% to 4.3% for the three months ended June 30, 1995 and 1996, respectively. The cost of software licenses revenue as a percentage of software licenses revenue decreased from 6.8% to 4.8% for the six months ended June 30, 1995 and 1996, respectively. These decreases were primarily due to a reduction in royalties paid to third parties whose software products were licensed through the Company's European subsidiaries.

The cost of services revenue as a percentage of services revenue decreased from 67.5% to 52.0% for the three months ended June 30, 1995 and 1996, respectively. The cost of services revenue as a percentage of services revenue decreased from 63.4% to 56.5% for the six months ended June 30, 1995 and 1996, respectively. These decreases were primarily due to improved margins on consulting and software maintenance revenue and, to a lesser extent, a shift in service revenue mix to the higher margin software maintenance revenue component.

Operating Expenses

Sales and marketing expenses were $1.9 million and $2.5 million for the three months ended June 30, 1995 and 1996, respectively, representing 36.1% and

39.3% of total revenue for the respective periods. Sales and marketing expenses were $3.7 million and $4.8 million for the six months ended June 30, 1995 and 1996, respectively, representing 37.7% and 39.0% of total revenue for the respective periods. These increases were primarily due to an increase in commissions paid to third party sellers, coinciding with the increase in software licenses revenue recognized through this sales channel. In addition, sales and marketing expenses increased due to incremental marketing and sales expenses incurred in Japan, and in connection with the opening of new sales offices during the last twelve months in Ohio, Texas, Germany, and Italy. The Company expects to continue the growth of its worldwide sales and marketing organization in the future, reflecting the Company's commitment to expand its global market penetration.

Research and development expenses were $750,000 and $869,000 for the three months ended June 30, 1995 and 1996, respectively, representing 14.2% and 13.9% of total revenue for the respective periods. Research and development expenses were $1.4 million and $1.8 million for the six months ended June 30, 1995 and 1996, respectively, representing 14.3% and 14.3% of total revenue for the respective periods. The absolute dollar increases in research and development expenses were primarily the result of additional personnel hired to support the development of new products as well as the enhancement of existing products. The Company intends to continue to invest significant resources in research and development activities during future periods.

General and administrative expenses were $664,000 and $685,000 for the three months ended June 30, 1995 and 1996, respectively, representing 12.6% and 11.0% of total revenue for the respective periods. General and administrative expenses were $1.2 million and $1.4 million for the six months ended June 30, 1995 and 1996, respectively, representing 12.3% and 11.1% of total revenue for the respective periods. The absolute dollar increases in general and administrative expenses were primarily due to incremental expenses associated with managing the Company's growing operations worldwide.

Other Income, Net

Other income, net was $13,000 and $75,000 for the three months ended June 30, 1995 and 1996, respectively. Other income, net was $16,000 and $76,000 for the six months ended June 30, 1995 and 1996, respectively. The increases were primarily the result of interest earned on the proceeds from the Company's initial public offering in May 1996, partially offset by foreign currency transaction losses incurred during 1996.

Provision For Income Taxes

The Company's effective income tax rate was 17.6% and 33.1% for the six months ended June 30, 1995 and 1996, respectively. The difference between the effective and statutory federal rate in 1996 was due primarily to the benefit of tax exempt interest income and certain tax credits carried forward from 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date primarily through internally generated cash flow. Cash and cash equivalents increased by $19.7 million from $1.1 million as of December 31, 1995 to $20.8 million as of June 30, 1996. The increase was primarily the result of the $17.8 million in net proceeds raised from the Company's initial public offering in May 1996, and, to a lesser extent, cash flow generated from operations.

In April 1996, the Company entered into an agreement with its principal bank for a $2.0 million line of credit. The agreement is subject to annual renewal, and expires on April 30, 1997. Borrowings on the line of credit bear interest at the bank's prime rate, and are secured by accounts receivable and certain other assets of the Company. No borrowings were outstanding under this agreement as of June 30, 1996. The Company's subsidiaries in Germany,

Italy, Sweden and France also have line of credit and overdraft facilities that provide for aggregate borrowing availability of approximately $600,000.

Long term cash requirements, other than for normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, financing growth, and the possible acquisition of software products, technologies and businesses complementary to the Company's business. The Company believes that cash flows from operations, together with existing cash balances, and available borrowings will be adequate to meet the Company's cash requirements for working capital and capital expenditures for the next twelve months and the foreseeable future.

Net cash provided by operating activities increased by $1.2 million from $889,000 in the six months ended June 30, 1995 to $2.1 million in the six months ended June 30, 1996. The increase was mainly due to changes in accounts receivable and higher net income during the six month period in 1996 versus the similar period in 1995.

Net cash used in investing activities decreased by $147,000 from $377,000 during the six months ended June 30, 1995 to $230,000 during the six months ended June 30, 1996. The decrease was primarily due to reduced purchases of property and equipment during 1996.

Net cash provided by financing activities increased by $18.9 million from $1.1 million of cash used in financing activities during the six months ended June 30, 1995 to $17.8 million of cash provided by financing activities during the six months ended June 30, 1996. The increase was primarily due to the net proceeds of $17.8 million raised in the Company's initial public offering in May 1996. Also, to a lesser extent, the increase was due to a $1.1 million reduction of cash used for debt payments during the six month period in 1996 versus the similar period in 1995.

PART II. - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K


(a) EXHIBITS

Number                                  Exhibit
- ------  ------------------------------------------------------------------------
(4.2) Loan Agreement between KeyBank National Association ("KeyBank") and the Company dated April 24, 1996, and Master Demand Business Loan Note by the Company in favor of KeyBank in the amount of $2.0 million dated
        April 24, 1996
(11)    Statement re computation of per share earnings
(27)    Financial Data Schedule


(b) REPORTS ON FROM 8-K

No reports on Form 8-K were filed by the Company during the three months ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated: August 13, 1996  MECHANICAL DYNAMICS, INC.
                        (Registrant)




                        /s/ James E. Vincke
                        --------------------------------------------------
                        JAMES E. VINCKE
                        Vice President of Finance & Administration and Chief Financial Officer
                        (a duly authorized officer and Principal Financial Officer)

INDEX TO EXHIBITS



Number                          Exhibit Title                           Page No.
- ------  --------------------------------------------------------------  --------
(4.2)   Loan Agreement between KeyBank and the Company dated April         14
        24, 1996, and Master Demand Business Loan Note by the Company
        in favor of KeyBank in the amount of $2.0 million dated April
        24, 1996
(11)    Statement re computation of per share earnings                     23
(27)    Financial Data Schedule                                            24