Form 10-Q
period 1996-09-30
MECHANICAL DYNAMICS INC \MI\
filed 1996-11-14
CIK 1011451

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:  SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the transition period from ____________ to ____________

                        Commission file number:  0-20679


                           MECHANICAL DYNAMICS, INC.
             (Exact name of registrant as specified in its charter)



               MICHIGAN                                      38-2163045
     (State or other jurisdiction of
     incorporation or organization)         (I.R.S. Employer Identification No.)

                            2301 COMMONWEALTH BLVD.
                           ANN ARBOR, MICHIGAN  48105
                                 (313) 994-3800
                    (Address of principal executive offices,
                       including zip code, and telephone
                          number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X]  Yes       [  ]  No



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         NO PAR VALUE                                    5,743,222
    (Class of common stock)               (Outstanding as of November 8, 1996)

                           MECHANICAL DYNAMICS, INC.

                                     INDEX


                                                                        Page No.
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


         Condensed Consolidated Balance Sheets as of                        3
            September 30, 1996 and December 31, 1995

         Condensed Consolidated Statements of Income                        4
            for the Three and Nine Months Ended
            September 30, 1996 and 1995

         Condensed Consolidated Statements of Cash Flows                    5
            for the Nine Months Ended September 30, 1996 and 1995

         Notes to Condensed Consolidated Financial Statements               6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION        7
         AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  11


SIGNATURES                                                                 12


INDEX TO EXHIBITS                                                          13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                   September 30,  December 31,
                                                       1996         1995
===============================================================================
                                                   (unaudited)

Assets:
Current assets:
  Cash and cash equivalents                           $20,778      $1,141
  Accounts receivable                                   4,490       4,423
  Prepaid and deferred expenses                           902         936
--------------------------------------------------------------------------------
     Total current assets                              26,170       6,500

Net property and equipment                              1,413       1,268
Total other assets                                      1,532       1,570
--------------------------------------------------------------------------------
Total assets                                          $29,115      $9,338
================================================================================

Liabilities And Shareholders' Equity:
Current liabilities:
  Borrowings under lines of credit                        $38         $82
  Accounts payable                                        443         620
  Accrued expenses                                      3,351       2,777
  Deferred revenue                                      3,574       3,666
--------------------------------------------------------------------------------
     Total current liabilities                          7,406       7,145
--------------------------------------------------------------------------------

Redeemable common stock                                   167         859

Shareholders' equity:
  Convertible preferred stock                               0         265
  Common stock                                         19,380           9
  Common stock warrants                                     0         449
  Additional paid-in capital                                0         114
  Retained earnings                                     2,120         475
  Subscriptions receivable                                  0         (10)
  Cumulative translation adjustment                        42          32
--------------------------------------------------------------------------------
     Total shareholders' equity                        21,542       1,334
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity            $29,115      $9,338
================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                          Three Months Ended     Nine Months Ended
                                             September 30,          September 30,
-------------------------------------------------------------------------------------
                                          1996       1995        1996       1995
=====================================================================================
Revenue:
  Software licenses                        $3,592     $2,992     $11,111     $9,006
  Services                                  3,071      2,332       7,841      6,251
-------------------------------------------------------------------------------------
    Total revenue                           6,663      5,324      18,952     15,257
-------------------------------------------------------------------------------------
Cost of revenue:
  Software licenses                           114        115         472        524
  Services                                  1,733      1,189       4,426      3,675
-------------------------------------------------------------------------------------
    Total cost of revenue                   1,847      1,304       4,898      4,199
-------------------------------------------------------------------------------------
Gross profit                                4,816      4,020      14,054     11,058
-------------------------------------------------------------------------------------
Operating expenses:
  Sales and marketing                       2,450      2,137       7,247      5,886
  Research and development                    871        719       2,626      2,144
  General and administrative                  683        696       2,052      1,917
-------------------------------------------------------------------------------------
    Total operating expenses                4,004      3,552      11,925      9,947
-------------------------------------------------------------------------------------
Operating income                              812        468       2,129      1,111

Other income (expense), net                   235        (30)        311        (14)
-------------------------------------------------------------------------------------
Income before income taxes                  1,047        438       2,440      1,097

Provision for income taxes                    334         77         795        193
-------------------------------------------------------------------------------------
Net income                                   $713       $361      $1,645       $904
=====================================================================================

Calculation Of Net Income Per Share:
Net income                                   $713       $361      $1,645       $904
  Accretion of warrants                         0         58           0        168
-------------------------------------------------------------------------------------
Net income available to common shareholders  $713       $303      $1,645       $736
=====================================================================================
Net income per common share                 $0.12      $0.08       $0.34      $0.19
=====================================================================================
Common and common equivalent shares         5,862      3,853       4,809      3,840
=====================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            Nine Months
                                                                        Ended September 30,
---------------------------------------------------------------------------------------------
                                                                       1996             1995
---------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                          $1,645             $904
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                        410              456
    Provision (credit) for deferred income taxes                         (65)             (72)
    (Gain) loss on disposal of assets, net                                11                0
    Changes in assets and liabilities:
      Accounts receivable                                                (38)            (383)
      Prepaid and deferred expenses                                       36             (149)
      Other assets                                                        35               52
      Accounts payable                                                  (204)            (318)
      Accrued expenses                                                   570              798
      Deferred revenue                                                  (108)             750
---------------------------------------------------------------------------------------------
         Net cash provided by operating activities                     2,292            2,038
---------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from the sale of property and equipment                         0               54
  Purchases of property and equipment                                   (494)            (663)
---------------------------------------------------------------------------------------------
         Net cash used in investing activities                          (494)            (609)
---------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net borrowings (payments) under line of credit agreements              (44)            (685)
  Proceeds from the issuance of common stock                          17,850               18
  Proceeds from collections on subscriptions receivable                   10               18
  Payments of long-term debt                                               0             (456)
---------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities          17,816           (1,105)
---------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                   23                5
---------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                             19,637              329
Cash and cash equivalents at beginning of period                       1,141              817
---------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                           $20,778           $1,146
=============================================================================================

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                             $18              $51
    Income taxes                                                        $444             $290
=============================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.


NOTE (2) - REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY

In July 1996, the redemption privileges associated with 20,842 shares of redeemable common stock expired. The redemption privileges on the remaining 20,843 shares of redeemable common stock outstanding are exercisable at $8.00 per share between June 15, 1997 and July 14, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Prospectus dated May 14, 1996 and filed with the Securities and Exchange Commission.

OVERVIEW

Mechanical Dynamics develops, markets and supports virtual prototyping solutions. The Company's virtual prototyping software allows the engineer or designer to design a complete product by simulating, both visually and mathematically, a product in motion. The Company's principal software product, ADAMS Full Simulation Package, is used by customers to simulate mechanical systems. The Company's revenue has in the past been, and is expected in the future to be, derived almost exclusively from its ADAMS Full Simulation Package and related software products and services.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Except for the historical information contained in this Quarterly Report, the matters herein contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. These forward-looking statements include, but are not limited to, revenue levels, including the level of international revenue, certain costs and operating expense levels, the level of other income, the Company's liquidity and capital needs and various business environment and trend information.
Actual future results and trends may differ materially depending on a variety of factors, including the volume and timing of orders received during the quarter, the mix of and changes in distribution channels through which the Company's products are sold, the timing and acceptance of new products and product enhancements by the Company or its competitors, changes in pricing, the level of the Company's sales of third party products, purchasing patterns of distributors and customers, competitive conditions in the industry, business cycles affecting the markets in which the Company's products are sold, extraordinary events, such as litigation or acquisitions, including related charges, and economic conditions generally or in various geographic areas. All of the foregoing factors are difficult to forecast. The future operating results of the Company may fluctuate as a result of these and other risk factors detailed in the Company's Prospectus dated May 14, 1996 and filed with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

Revenue

Revenue increased 25.2% from $5.3 million in the third quarter of fiscal 1995 to $6.7 million in the third quarter of fiscal 1996. Revenue increased 24.2% from $15.3 million in the first nine months of fiscal 1995 to $19.0 million in the first nine months of fiscal 1996. The increase in revenue was due to growth in both software licenses revenue and services revenue. As a percentage of the Company's revenue, software licenses revenue declined from 56.2% in the third quarter of fiscal 1995 to 53.9% in the third quarter of fiscal 1996, and from 59.0% in the first nine months of fiscal 1995 to 58.6% in the first nine months of fiscal 1996. Conversely, services revenue increased as a percentage of revenue from 43.8% in the third quarter of fiscal 1995 to 46.1% in the third quarter of fiscal 1996, and from 41.0% in the first nine months of fiscal 1995 to 41.4% in the first nine months of fiscal 1996. The increased proportion of services revenue was primarily related to an increase in services performed for the Company's ADAMS/Car customers.

The percentage of the Company's revenue from international customers was 57.3% and 59.0% for the third quarter of fiscal 1995 and 1996, respectively. The percentage of revenue from customers located internationally was 60.7% and 61.1% for the first nine months of fiscal 1995 and 1996, respectively. The Company expects that international revenue will continue to be a major component of the Company's total revenue in the future.

Software licenses revenue increased 20.1% from $3.0 million in the third quarter of fiscal 1995 to $3.6 million in the third quarter of fiscal 1996. Software licenses increased 23.4% from $9.0 million in the first nine months of fiscal 1995 to $11.1 million in the first nine months of fiscal 1996. The increases in software licenses revenue resulted from further market penetration of the Company's products, highlighted by sales to new customers as well as additional sales into the Company's existing customer base. Furthermore, customer order size has increased, with more customers purchasing certain of the Company's modular packages along with their purchase of the ADAMS Full Simulation Package. Software license revenue declined by $86,000 from the second quarter of fiscal 1996 to the third quarter of fiscal 1996. This decline, primarily due to a decline in the software licenses revenue from Europe in the third quarter, reflects a seasonal pattern which the Company has experienced in prior years.

Services revenue consists of revenue from software maintenance agreements as well as consulting, training and funded research and development. Services revenue increased 31.7% from $2.3 million in the third quarter of fiscal 1995 to $3.1 million in the third quarter of fiscal 1996. Services revenue increased 25.4% from $6.3 million in the first nine months of fiscal 1995 to $7.8 million in the first nine months of fiscal 1996. Revenue from software maintenance agreements increased by 15.3% for the third quarter of fiscal 1996, versus the similar period in 1995, and by 21.3% for the first nine months of fiscal 1996, versus the similar period in 1995. These increases were primarily due to the growth in the Company's installed base of customers as well as the strong level of repeat business the Company has experienced through customers renewing their existing software maintenance agreements. The Company expects the majority of customers currently under software maintenance agreements to renew their agreements in the future. Revenues from consulting, training and funded research and development services increased by 42.6% for the third quarter of fiscal 1996 versus the similar period in 1995, and by 28.2% for the first nine months of fiscal 1996 versus the similar period in 1995. These increases were primarily the result of customers continuing to embed the Company's products and services directly into their product design processes.

Cost of Revenue

The cost of software licenses revenue as a percentage of software licenses revenue decreased from 3.8% to 3.2% for the third quarters of fiscal 1995 and 1996, respectively. The cost of software licenses revenue decreased from 5.8% to 4.2% for the first nine months of fiscal 1995 and 1996, respectively. These decreases were primarily due to a reduction in royalties paid to third parties whose software products were licensed through the Company's European subsidiaries.

The cost of services revenue as a percentage of services revenue increased from 51.0% to 56.4% for the third quarters of fiscal 1995 and 1996, respectively. The cost of services revenue decreased from 58.8% to 56.4% for the first nine months of fiscal 1995 and 1996, respectively. The increase in the third quarter of 1996 was primarily due to a shift in services revenue mix from the higher margin software maintenance revenue to consulting, training, and funded research and development revenue. Conversely, the decrease in the cost of services revenue as a percentage of services revenue for the first nine months of fiscal 1996 versus 1995 was primarily due to the year-to-date growth in revenues generated by the higher margin software maintenance component.

Operating Expenses

Sales and marketing expenses were $2.1 million and $2.5 million for the third quarter of fiscal 1995 and 1996, respectively, representing 40.1% and 36.8% of total revenue for the respective periods. Sales and marketing expenses were $5.9 million and $7.2 million for the first nine months of fiscal 1995 and 1996, respectively, representing 38.6% and 38.2% of total revenue for the respective periods. The percentage decreases were primarily due to a decrease in commissions paid to third party sellers, coinciding with a lower proportion of software licenses revenue recognized from this sales channel. In addition, the absolute dollar increases in sales and marketing expenses were primarily due to incremental marketing and sales expenses incurred in Japan, and in connection with the opening of new sales offices during the last twelve months in Ohio, Texas, New Jersey, Germany, and Italy. The

Company expects to continue the growth of its worldwide sales and marketing organization in the future, reflecting the Company's commitment to expand its global market penetration.

Research and development expenses were $719,000 and $871,000 for the third quarter of fiscal 1995 and 1996, respectively, representing 13.5% and 13.1% of total revenue for the respective periods. Research and development expenses were $2.1 million and $2.6 million for the first nine months of fiscal 1995 and 1996, respectively, representing 14.1% and 13.9% of total revenue for the respective periods. The increases in research and development expenses were primarily the result of additional personnel hired to support development of new products as well as the enhancement of existing products. The Company intends to continue to invest significant resources in research and development activities during future periods.

General and administrative expenses were $696,000 and $683,000 for the third quarter of fiscal 1995 and 1996, respectively, representing 13.1% and 10.3% of total revenue for the respective periods. General and administrative expenses were $1.9 million and $2.1 million for the first nine months of fiscal 1995 and 1996, respectively, representing 12.6% and 10.8% of total revenue for the respective periods. The increase in general and administrative expenses for the first nine months of fiscal 1996 was primarily due to increased expenses associated with managing the Company's growing operations worldwide.

Other Income (Expense), Net

Other income (expense), net amounted to $30,000 in expense and $235,000 in income for the three months ended September 30, 1995 and 1996, respectively. Other income (expense), net amounted to $14,000 in expense and $311,000 in income for the first nine months of fiscal 1995 and 1996, respectively. The increases were primarily the result of interest earned on the proceeds from the Company's initial public offering on May 15, 1996, partially offset by foreign currency transaction losses incurred during 1996.

Provision For Income Taxes

The Company's effective tax rate was 17.6% and 32.6% for the first nine months of fiscal 1995 and 1996, respectively. The difference between the effective and statutory federal rate in 1996 was due primarily to the benefit of tax exempt interest income and certain tax credits recognized in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations to date primarily through internally generated cash flow. Cash and cash equivalents increased by $19.7 million from $1.1 million as of December 31, 1995 to $20.8 million as of September 30, 1996. The increase was primarily the result of the $17.8 million in net proceeds raised from the Company's initial public offering in May 1996, and, to a lesser extent, cash flow generated from operations.

In April 1996, the Company entered into an agreement with its principal bank for a $2.0 million line of credit. The agreement is subject to annual renewal, and expires on April 30, 1997. Borrowings on the line of credit bear interest at the bank's prime rate. In September 1996, the Company's Business Loan Note issued in connection with the April 1996 agreement with it's principal bank was amended to release the bank's security interest in the Company's accounts receivable. No borrowings were outstanding under this agreement as of September 30, 1996. The Company's subsidiaries in Germany, Italy, Sweden, and France also have line of credit and overdraft facilities that provide for aggregate borrowing availability of approximately $600,000.

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

Net cash provided by operating activities increased by $254,000 from $2.0 million in the first nine months of fiscal 1995 to $2.3 million in the first nine months of fiscal 1996. The increase was mainly due to higher net income and changes in accounts receivable, deferred revenue and accrued expenses during the nine month period in 1996 versus the similar period in 1995.

Net cash used in investing activities decreased by $115,000 from $609,000 in the first nine months of fiscal 1995 to $494,000 in the first nine months of fiscal 1996. The decrease was primarily due to reduced purchases of property and equipment during the comparable period in 1996.

Net cash provided by financing activities increased by $18.9 million from $1.1 million of cash used in financing activities during the first nine months of fiscal 1995 to $17.8 million of cash provided by financing activities during the first nine months of fiscal 1996. The increase was primarily due to the net proceeds of $17.8 million raised in the Company's initial public offering in May 1996. Also, to a lesser extent, the increase was due to a $1.1 million reduction of cash used for debt payments during the nine month period in 1996 versus the similar period in 1995.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) EXHIBITS


Number                        Exhibit
------                        -------
(4.2) Amendment To Note between KeyBank National Association and the Company dated September 25, 1996

(11)    Computation Of Earnings Per Share

(27)    Financial Data Schedule

(b) REPORTS ON FROM 8-K

No reports on Form 8-K were filed by the Company during the three months ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated: November 14, 1996          MECHANICAL DYNAMICS, INC.
                                  (Registrant)



                                  /s/ James E. Vincke
                                  ----------------------------------------------
                                  JAMES E. VINCKE
                                  Vice President of Finance & Administration and Chief Financial Officer
                                  (a duly authorized officer and Principal
                                  Financial Officer)

INDEX TO EXHIBITS



Number                               Exhibit Title
------                               -------------
(4.2) Amendment To Note between KeyBank National Association and the Company dated September 25, 1996

 (11)   Computation Of Earnings Per Share

 (27)   Financial Data Schedule