Form 10-K
period 1996-12-31
MECHANICAL DYNAMICS INC \MI\
filed 1997-03-28
CIK 1011451

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the  fiscal year ended:  DECEMBER 31, 1996,

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                        Commission file number:  0-20679

                           MECHANICAL DYNAMICS, INC.
             (Exact name of registrant as specified in its charter)

           MICHIGAN                                      38-2163045
   (State of incorporation)                 (I.R.S. Employer Identification No.)

                            2301 COMMONWEALTH BLVD.
                           ANN ARBOR, MICHIGAN  48105
                                 (313) 994-3800
             (Address of principal executive offices, including zip
                code, and telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
Title of each class: NONE      Name of each exchange on which registered: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON SHARES, NO PAR VALUE
                                (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             [X]  Yes     [ ]  No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of March 1, 1997, computed by reference to the Nasdaq closing price on such date, was $30,455,888.

  The number of outstanding shares of the Registrant's common stock, as of March 1, 1997, was 5,760,435.

                      DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders, scheduled to be held on May 14, 1997, are incorporated by reference into Part III.

                           MECHANICAL DYNAMICS, INC.

                                   FORM 10-K
                               TABLE OF CONTENTS


                                                                                                       PAGE
                                                                                                       ----
                                             PART I
                                             ------
Item 1.    Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3
Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10
Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10
Item 4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . .     10

                                             PART II
                                             -------
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters  . . . . . . . . .     10
Item 6.    Selected Consolidated Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . .     11
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations. .     11
Item 8.    Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . .     16
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . .     32

                                            PART III
                                            --------
Item 10.   Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . .     32
Item 11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     33
Item 12.   Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . .     33
Item 13.   Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . .     33

                                             PART IV
                                             -------
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . . .     34

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     35

INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     36


                                     PART I

ITEM 1. BUSINESS

GENERAL

  Since Mechanical Dynamics, Inc. ("MDI" or the "Company") was incorporated in Michigan in 1977, the Company has developed, marketed and supported virtual prototyping solutions. The Company's virtual prototyping software allows the engineer or designer to design a complete product by simulating, both visually and mathematically, a product in motion. Mechanical Dynamics' software helps engineers and designers create optimal designs before the physical testing process begins, improving the engineer's or designer's ability to create a design that will meet or exceed the initial product specifications. The use of the Company's virtual prototyping software can reduce the requirement of building and testing numerous physical prototypes and can lead to significant cost savings as well as critical reductions in time-to-market.

  On April 1, 1994, the Company acquired five European entities that previously had distributed the Company's products in Europe and are now wholly-owned subsidiaries: Mechanical Dynamics GmbH, a German corporation; Mechanical Dynamics Sarl, a French corporation; Mechanical Dynamics International Ltd., a United Kingdom corporation; Mechanical Dynamics Sweden AB, a Swedish corporation; and Mechanical Dynamics Italy srl, an Italian corporation. Mechanical Dynamics Italy srl owns a majority interest in MEC.Design srl, an Italian corporation. Pursuant to the terms of the acquisition of the European subsidiaries, the Company paid to the subsidiaries' shareholders stock of the Company as well as cash. See Note 2 of Notes to Consolidated Financial Statements.

  In February 1997, the Company established Mechanical Dynamics Japan K.K., a wholly-owned subsidiary located in Tokyo, Japan. Mechanical Dynamics Japan K.K. will provide consulting and other professional services directly to customers in Japan, and will support the Company's Japanese distributor, Information Services International-Dentsu, Ltd. ("ISI-Dentsu"), in marketing the Company's software in Japan. The Company has agreed to sell ISI-Dentsu a minority interest in Mechanical Dynamics Japan K.K., and it is currently anticipated that such sale will happen in April 1997.

  ADAMS(R) and the Company's logo are registered trademarks of the Company. ADAMS/Android, ADAMS/Animation, ADAMS/Car, ADAMS/Driver, ADAMS/FEA, ADAMS/IGES, ADAMS/Linear, ADAMS/Rail, ADAMS/Solver, ADAMS/Tire, ADAMS/Vehicle, ADAMS/View and MECHANISM/Pro are trademarks of the Company. All rights reserved. All other trade names and trademarks appearing in this Form 10-K are the property of their respective holders.

PRODUCTS

  MDI develops, markets and supports virtual prototyping software packages capable of simulating the many varied and complex component interactions and operating environments that companies face when designing their products. The Company's primary software line is the ADAMS Professional Series. The principal product in this line, the ADAMS Full Simulation Package, is comprised of ADAMS/Solver and ADAMS/View, and can be used as a self-contained software package or with additional modules developed by the Company as well as with third-party software. In addition, certain original equipment manufacturers ("OEM") license the Company's kinematic motion simulation software in order to embed the Company's software in the OEM's design software packages. The U.S. list price for the ADAMS Full Simulation Package is approximately $24,000 per license depending upon configuration. The U.S. list prices for the Company's additional software products typically range from $2,000 to $15,000.

  ADAMS and the modular packages of ADAMS software are available on a number of platforms, including UNIX-based workstations and servers from Silicon Graphics, Hewlett-Packard, Sun Microsystems, IBM and Digital Equipment. ADAMS is also available on Cray and NEC supercomputers and near supercomputers. During 1996, the Company developed ADAMS for Intel Pentium-based PCs running the DOS and Microsoft Windows 95 and NT operating systems.

ADAMS PROFESSIONAL SERIES

 Full Simulation Package

  - ADAMS/Solver is the underlying solution "engine." ADAMS/Solver automatically formulates and solves the equations of motion to provide complete kinematic, static and dynamics analysis of mechanical systems.

  - ADAMS/View is an interactive graphical environment for the full ADAMS product line. ADAMS/View combines simple iconic, point-and-click operation with advanced model-building, simulation, animation and xy plotting capabilities.

 Modeling Options

  - ADAMS/Vehicle is used for the design and analysis of automobile and truck suspensions or for simulating full vehicle dynamics. A user chooses from a wide variety of suspension templates to quickly and easily build vehicle models.

  - ADAMS/Tire is a comprehensive set of tools for simulating the complex force interactions between rubber tires and driving surfaces. This can be important input for understanding vehicle behavior under a variety of conditions.

  - ADAMS/Driver allows the user to add the element of human driver response to vehicle simulations. ADAMS/Driver can simulate the actions and reactions of a vehicle's operator under a variety of driving conditions.

  - ADAMS/Android allows a user to model and simulate human bodies in motion. ADAMS/Android is used to study the complex dynamic interaction between humans and mechanical systems, without risking the comfort and safety of live subjects.

 Solution and Integration Options

  - ADAMS/FEA automates the exchange of data between ADAMS and finite element analysis ("FEA") software, including ANSYS and MSC/NASTRAN. This two-way interface provides for accurate loading conditions for FEA and a more complete understanding of flexible effects on mechanical systems.

  - ADAMS/IGES provides an industry-standard, two-way interface for exchanging model geometry between ADAMS and many other CAD/CAM/CAE packages. This saves time in data transfer, while enhancing the accuracy and realism of mechanical system simulations.

  - ADAMS/Linear simplifies the non-linear equations of motion calculated by ADAMS. Having such data in linear form can significantly enhance the ability to study the stability and vibratory behavior of mechanical system models. ADAMS/Linear can also provide an easy link to popular control system design packages such as MATRIXx and MATLAB.

 Visualization Option

  - ADAMS/Animation allows a user to see the complete system in motion -- in real time, fully shaded and rendered. ADAMS/Animation checks and reports potential collision of parts and components and shows important measurements on screen. ADAMS/Animation also allows for multiple light sources, texture mapping, detailed color specifications and multiple perspectives. These enhance the understanding of the design and can result in more successful design reviews.

 Industry-specific packages

  - ADAMS/Car was developed by the Company in collaboration with AB Volvo, Audi AG, BMW, Nissan Motor Co., Renault and Rover Group P.L.C. ADAMS/Car is a special version of ADAMS designed specifically for advanced vehicle simulation. Embedded within the software are the specialized design and analytical expertise of automotive industry leaders. A custom menu-driven user interface highlights capabilities familiar to vehicle designers so customers can use ADAMS/Car with little formal training.

  - ADAMS/Rail was developed by the Company in collaboration with Dutch Rail and provides virtual prototyping capabilities specifically tailored to the needs of the worldwide railcar manufacturing industry. The software combines specialized railcar design and analytical know-how with custom menus and functions developed specifically for railcar engineers.

ADAMS EXPLORER SERIES

  - ADAMS/Explorer is a product designed for the Windows 95 environment that is currently under development at the Company. ADAMS/Explorer is targeted to the design engineer and the non-engineer user, particularly in small- and medium-sized companies, and is a subset of the ADAMS Professional Series.

ADAMS CAD-EMBEDDED PRODUCTS

  - CAD-Embedded Products are products specifically designed for the CAD/CAM environments. Assemblies created within the Company's partners' software environments are converted into realistic, fully three-dimensional mechanical system models. These software environments then verify and evaluate motion paths, locate lock-up positions, detect interferences, establish work-space envelopes and calculate joint reaction forces.

  - OEM Products are kinematic motion simulation products that are embedded in OEMs' design software packages. The Company has entered into license agreements with several OEMs, including Structural Dynamics Research Corporation, EDS/Unigraphics, Computervision, Bentley Systems, Intergraph and Applicon, under which the OEMs are licensed to embed the Company's products in the OEMs' software packages. These products provide limited virtual prototyping capabilities, and can be upgraded by licensing ADAMS/Solver directly from the Company.

  - MECHANISM/Pro is a program specifically designed for Parametric Technology Corp.'s ("PTC") Pro/ENGINEER environment. MECHANISM/Pro converts assemblies created within PTC's Pro/ASSEMBLY software into realistic, fully three-dimensional mechanical system models. MECHANISM/Pro can verify and evaluate motion paths, locate lock-up positions, detect interferences, establish work-space envelopes and calculate joint reaction forces.

  - During 1996, the Company reached agreement with a consortium of major automotive manufacturers to create new software designed to facilitate the exchange of data between ADAMS and the widely-used CATIA computer-aided design, manufacturing, and engineering (CAD/CAM/CAE) package from Dassault Systemes. This product is currently under development at the Company.

  - Similar embedded ADAMS simulation capabilities for the PC-based PT/Modeler from Parametric Technology Corp. and SolidWorks 97 from SolidWorks Corp. are currently under development at the Company.

SERVICES

  The Company provides consulting, training and technical support services to customers in connection with a wide range of product design and engineering projects. MDI's primary objectives with regard to its services include: (1) providing total solutions to its customers' problems; (2) leveraging software sales; (3) enhancing customer loyalty and repeat and renewal business; (4) growing the services business of the Company profitably; (5) aggressively exploring and penetrating new markets; and (6) obtaining customer feedback on its products.

  The Company strives to identify key companies within various industries with whom it seeks to develop close working relationships. The Company seeks to foster technological partnerships with these companies by providing a comprehensive service package, which addresses the particular virtual prototyping needs of the companies. By doing this, MDI provides a total solution for the customer, which can lead to increased acceptance of virtual prototyping in the applicable industry.

  In addition to its consulting services, the Company also provides training to enable its customers to more easily integrate virtual prototyping technology into their design and quality control processes.

  The Company's services staff provides these services on either a time and materials or a fixed fee basis depending on the project and the requirements of the customer. Contract fees range from a few thousand dollars to several hundred thousand dollars depending upon the scope of the project, and contract durations range from a few weeks to several years.

  A critical component of MDI's strategy is to provide a wide range of customer support services. These services include hotline support and on-site support and training. Product support is provided pursuant to renewable annual maintenance contracts. Customers who purchase maintenance agreements receive product enhancement releases and hotline support at no additional charge. On-site support and training are priced separately. Approximately 16.2%, 16.3%, and 17.5% of the Company's total revenue was realized from maintenance contracts in 1996, 1995, and 1994, respectively.

CUSTOMERS

  The Company's customers include companies in a wide variety of industries. Historically, the Company's largest customers have been automobile manufacturers and automotive suppliers. During 1996, 1995, and 1994, automotive-related customers accounted for approximately 48.1%, 50.7% and 52.2% of the Company's total revenue, respectively. Ford Motor Company accounted for approximately 11.8%, 13.2%, and 13.4% of the Company's total revenue in 1996, 1995, and 1994, respectively. No other customer accounted for greater than 10% of the Company's total revenue in such periods.

SALES AND MARKETING

  The Company markets its products through direct sales in North America and in Europe, approximately 15 value-added resellers throughout North America, a group of international distributors in over 20 countries and through reselling alliances with certain integrated mechanical CAD/CAM/CAE software vendors. The Company conducts sales activities from its headquarters in Ann Arbor, Michigan, sales offices in Atlanta, GA; Austin, TX; Chicago, IL; Cincinnati, OH; Los Angeles, CA; Londonderry, NH; Phoenix, AZ; and Victor, NY, as well as its European subsidiaries' offices in England, France, Germany (three offices), Italy (two offices) and Sweden. The Company employs engineers and technically proficient salespersons capable of serving the technology needs of current and prospective customers' engineering, design and manufacturing staffs.

  The Company has formed strategic alliances with several leading hardware vendors, including Hewlett-Packard, Silicon Graphics and Sun Microsystems. Through these strategic alliances, the Company and the vendor participate in various projects which enhance both the visibility and acceptance of the Company's products, such as joint presentations to customers and the trade press, joint advertising and promotion, conference presentations and displays.

  The Company also has alliances with vendors of complementary computer-aided engineering technology, such as ANSYS, Inc., Integrated Systems, Inc., The MacNeal-Schwendler Corporation and The Mathworks, Inc. These relationships entail collaborative development to support interfaces between the software products of the Company and each partner, as well as cooperative marketing and selling activity. By working with these vendors, the Company seeks to satisfy the needs of its customers across a wide range of computer-aided engineering applications. The Company and its partners jointly participate in joint promotional activities, trade shows, user conferences, customer presentations and customer proposals.

  The Company has also formed OEM relationships with several CAD/CAM companies, including Applicon, Inc., Bentley Systems, Inc., Computervision Corporation, Dassault Systemes, Electronic Data Systems Corporation (Unigraphics Division), Intergraph Corporation, Parametric Technology Corp., SolidWorks Corp. and Structural Dynamics Research Corporation. Through these alliances, the Company collaborates with its partners to develop and support embedded, add-on software modules for each CAD environment. These CAD-embedded modules enable CAD users to model and simulate mechanical systems and interface with the Company's full ADAMS product line.

The Company believes that strategic alliances are important to its long-term success and intends to continue to pursue such alliances in the future.

  International revenue (i.e., revenue from sales outside of North America) accounted for approximately 61.9%, 62.7% and 54.4% of the Company's total revenue in 1996, 1995 and 1994, respectively. In Asia, the Company primarily markets its products and services through contractual relationships with distributors in Japan, Singapore, Korea, Taiwan, India and China. The Company's largest distributor, ISI-Dentsu, is located in Japan and accounted for approximately 16.5%, 19.3% and 20.7% of the Company's total revenue in 1996, 1995 and 1994, respectively.

  The Company generally prices its software products and services in local currencies in Europe and Japan. The strengthening of the dollar in 1996, relative to the European and Japanese currencies, negatively affected 1996 international revenue by approximately $1.2 million. Since most of the Company's international operating expenses were incurred in foreign currencies, the net impact of exchange rate fluctuations on income from operations was considerably less than the impact on revenue. If the dollar continues to strengthen in 1997 relative to the European and Japanese currencies, the Company's international revenue will be negatively impacted, which could have a material adverse effect on the Company's consolidated results of operations.

  The Company expects that international sales will continue to account for a significant portion of its total revenue in future periods. The Company intends to continue to expand its operations outside of the United States, which will require significant management attention and financial resources. International operations are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and taxes, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, compliance with applicable export licensing requirements and other trade barriers and political and economic instability. Moreover, gains and losses on the conversion to U.S. dollars of receivables and payables arising from international operations may contribute to fluctuations in the Company's results of operations. The Company does not currently engage in hedging transactions. In addition, if for any reason exchange or price controls or other restrictions on foreign currencies were imposed, the Company's business, financial condition and results of operations could be materially adversely affected. Currency exchange fluctuations in countries in which the Company licenses its products in U.S. dollars could have a material adverse effect on the Company's business, financial condition and results of operations by resulting in pricing that is not competitive with products priced in local currencies. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that any of these factors will not have a material adverse effect on the Company's future international operations and sales and, consequently, on the Company's business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

  The Company's success depends in large part upon its ability to enhance current products and to develop and introduce new products on a timely and cost-effective basis. The Company's current software development efforts are focused on developing additional products and services to complement its core competencies of developing, marketing and supporting mechanical system modeling and simulation software packages. The Company's product development efforts also emphasize enhancement, integration and extensibility of its virtual prototyping software.

  The Company has historically released one new version of its software to its customers per year and intends to continue such releases. The Company also provides periodic releases to its OEM software partners. As part of this release process, the Company continually communicates with its customers and partners and solicits comments for improved ease of use and general customer satisfaction.

  The Company's software developers work as a team with the Company's sales, marketing and consulting personnel to achieve a robust, high-quality product line.

  The Company also sponsors and maintains a network of academic and commercial research affiliates to promote recognition and commercialization of applicable emerging technology. Some of the technology areas which have recently been explored include: kinematics, elastodynamics, numerical methods, design sensitivity, design-of-experiments, optimization, symbolic computing, advance graphics and visualization, user interfaces, tire dynamics, biomechanics, ergonomics, controls design and hydraulics.

  As of December 31, 1996, the Company's research and development group consisted of 43 full-time employees. During 1996, 1995, and 1994, the Company's research and development expenses were approximately $3.7 million, $2.9 million, and $2.4 million, respectively. The Company anticipates that it will commit substantial resources to research and development in the future.

  The virtual prototyping industry is characterized by rapid technological changes, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. Consequently, to maintain its competitive position, the Company must enhance its existing software products and develop and introduce new products on a timely basis. In addition, in order to maintain and broaden the market for its software products, the Company must support a variety of computer systems and graphics devices. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that such new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable to develop and introduce products in a timely manner in response to changing market conditions or customer requirements, the Company's business, financial condition and results of operations would be materially adversely affected.

BACKLOG

  The Company typically ships its products within 30 days after acceptance of a customer purchase order and execution of a software license agreement. Accordingly, the Company does not believe that its backlog at any particular point in time is indicative of future revenue levels.

COMPETITION

  The markets for the Company's products and services are highly competitive and subject to rapid change. The Company believes the principal competitive factors in this market are product quality, ease of use, quality of support, performance and price, functionality and features, ease of integration with customers' design processes, strategic alliances and vendor and product reputation. In general, the Company's current competition comes from two sources: other virtual prototyping software vendors, including Parametric Technology Corp., and the internal software development groups of its current or potential customers. Many companies have their own software development groups that historically have developed their own software design tools. This has required the Company and other vendors to compete against these internal groups to sell their products into these companies. A number of the Company's competitors have longer operating histories, greater financial, technical, sales, marketing and other resources, greater name recognition, more extensive distribution and sales networks and a larger, more established customer base. Among the Company's current and potential competitors are also a number of large hardware and software companies that may develop or acquire products that compete with the Company's products. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could materially adversely affect the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not have a material adverse effect the Company's business, financial condition and results of operations.

PROPRIETARY RIGHTS

  The Company's success depends in large part upon its proprietary software technology. The Company currently relies on trade secret, copyright and trademark laws, and license agreements with all of its customers to protect its proprietary rights in its software products. The Company also ships its software with either an encoded password scheme or a security device. The Company's software copies are locked to a specific central processing unit and contain codes that will prohibit the user from running the software after a certain date. The Company generally enters into proprietary information and confidentiality agreements with its employees and distributors, and limits access to and distribution of its software, documentation and other proprietary information. The Company generally does not license or release the source code for its proprietary software to third parties. Despite these precautions, there can be no assurance that a third party will not copy or otherwise obtain and use the Company's products or technology without authorization, or develop similar or superior technology independently. The Company distributes demonstration copies of its products in North America, Europe and Asia pursuant to "shrink-wrap" licenses. There can be no assurance that such licenses are enforceable. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company believes that its products do not infringe on the proprietary rights of third parties, and although the Company has received no communications from third parties alleging the infringement of the proprietary rights of such parties, there can be no assurance that infringement claims will not be asserted against the Company in the future or that any such claims will not require the Company to enter into costly litigation. Irrespective of the validity or the successful assertion of such claims, any such litigation could result in substantial costs and a significant diversion of management's attention and resources, and these results as well as any adverse judgment that might be rendered could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if any claims or actions are asserted against the Company, the Company may choose or be required to obtain a license under a third party's intellectual property rights. There can be no assurance that under such circumstances a license would be available upon reasonable terms or at all.

  Certain technology used by the Company's products is licensed from third parties, generally on a nonexclusive basis. The Company believes that there are alternative sources for each of the material components of technology licensed by the Company from third parties. However, the termination of any of such licenses, the failure of the third party licensors to adequately maintain or update their products, or the substantial increase in the license fee associated with such licenses, could result in delay in the Company's ability to deliver certain of its products while it seeks to implement technology offered by alternative sources and may adversely affect the Company's business, financial condition and results of operations. Any required replacement licenses could prove costly. Also, any such delay, to the extent it becomes extended or occurs at or near the end of a quarter, could result in a material adverse effect on the Company's quarterly results of operations. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company's products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on reasonable terms or at all.

EMPLOYEES

  As of December 31, 1996, the Company had 160 employees, consisting of 48 in engineering services, 49 in sales and marketing, 43 in research and development and 20 in general and administrative capacities. Of these, 105 are located at the Company's headquarters in Ann Arbor, Michigan, 14 are located at the Company's offices in Arizona, Georgia, Texas, Illinois, Ohio, California, New Hampshire and New York, and 41 are located at the Company's European subsidiaries. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

  The Company's success depends in large part upon the continued service of its key technical and senior management personnel. The Company's success also depends on its continuing ability to attract and retain highly qualified technical, sales and marketing, and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate or retain other highly qualified personnel in the future. If the Company is unable to hire the necessary technical personnel, the development of new products could be impaired. The Company's inability to attract, assimilate or retain personnel in the future on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. PROPERTIES

  The Company occupies approximately 36,000 square feet of space at its headquarters in Ann Arbor, Michigan under a lease expiring in 2000 (subject to the Company's right to extend the lease for one successive term of five years). The Company also leases sales offices in Texas, Illinois, Ohio, California, New Hampshire, New York, France, Sweden, England, Germany and Italy. The Company believes that its existing facilities are adequate for its current needs and that suitable additional space will be available as needed.


ITEM 3.  LEGAL PROCEEDINGS

  The Company is involved in various ordinary or routine litigation incidental to its business, none of which, in the opinion of management, is deemed to be material.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of shareholders during the last quarter of the year ended December 31, 1996.



                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is listed on the Nasdaq National Market under the trading symbol "MDII." The range of high and low sale prices for the Company's common stock on that market for each of the quarters since the Company's initial public offering in May 1996 are as follows:

                                                                                 MARKET PRICES
                                                                            ---------------------------
                                                                            HIGH               LOW
-------------------------------------------------------------------------------------------------------
 Year ended December 31, 1996:
   Second quarter (beginning May 14, 1996) . . . . . . . . . . . . . . .   $20.88             $14.25
   Third quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18.13              11.50
   Fourth quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . .    18.13              13.50

  As of December 31, 1996, there were 159 shareholders of record of the Company's common stock. This may not be an accurate indication of the total shareholders of the Company as of December 31, 1996, since many nominees hold the Company's shares in street name for the beneficial owners.

  The Company has never declared or paid cash dividends on its capital stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The consolidated statement of income data for the years ended December 31, 1996, 1995, 1994 and 1993 and the consolidated balance sheet data as of December 31, 1996, 1995 and 1994 presented below are derived from the Company's Consolidated Financial Statements audited by Arthur Andersen LLP. The consolidated statement of income data for the year ended December 31, 1992 and the consolidated balance sheet data as of December 31, 1993 and 1992 presented below have been derived from unaudited financial statements that, in management's opinion, include all necessary adjustments (consisting only of normal recurring adjustments) to present fairly the financial condition and results of operations for such periods and dates.

                                                                FOR THE YEARS ENDED DECEMBER 31,

 in thousands, except per share data                  1996        1995         1994        1993      1992
--------------------------------------------------------------------------------------------------------------
 CONSOLIDATED STATEMENT OF INCOME DATA:
   Revenue . . . . . . . . . . . . . . . . . . . . .  $25,383     $21,256      $16,267     $14,874   $11,568
   Operating income (loss) . . . . . . . . . . . . .    2,503       1,666          635       1,804      (281)
   Net income (loss) . . . . . . . . . . . . . . . .    2,071       1,381          450       1,354      (686)
   Accretion of value of warrants  . . . . . . . . .       --         234          664          --        --
   Net income (loss) available to common
      shareholders . . . . . . . . . . . . . . . . .    2,071       1,147         (214)      1,354      (686)
   Pro forma net income (loss) per common share  . .     0.41        0.30        (0.06)       0.38     (0.20)

                                                                       AS OF DECEMBER 31,
                                                      -------------------------------------------------------
 in thousands                                         1996        1995         1994        1993       1992
-------------------------------------------------------------------------------------------------------------
 CONSOLIDATED BALANCE SHEET DATA:
   Cash and cash equivalents . . . . . . . . . .      $20,570     $ 1,141      $   817     $    60    $    19
   Total assets  . . . . . . . . . . . . . . . .       29,812       9,338        7,334       4,626      2,441
   Long-term debt, less current portion  . . . .           --          --           79          67        395
   Redeemable common stock . . . . . . . . . . .          167         859        1,191          --         --
   Shareholders' equity (deficit)  . . . . . . .       22,185       1,334          (77)       (236)    (1,627)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion provides an analysis of the Company's financial condition and results of operations, and should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K.

OVERVIEW

  The Company develops, markets and supports virtual prototyping solutions. The Company's virtual prototyping software allows the engineer or designer to design a complete product by simulating, both visually and mathematically, a product in motion. The Company's principal software product, ADAMS Full Simulation Package, is used by customers to simulate mechanical systems. The Company's revenue has in the past been, and is expected in the future to be, derived almost exclusively from its ADAMS Full Simulation Package and related software products and services.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

  Except for the historical information contained in this report, the matters herein contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. These forward-looking statements include, but are not limited to, revenue levels, including the level of international revenue, certain costs and operating expense levels, the level of other income, the Company's liquidity and capital needs and various business environment and trend information. Actualfuture results and trends may differ materially depended on a variety of factors, including the volume and timing of orders received during the quarter, the mix of and changes in distribution channels through which the Company's products are sold, the timing and acceptance of new products and product enhancements by the Company or its competitors, changes in pricing, the level of the Company's sales of third party products, purchasing patterns of distributors and customers, competitive conditions in the industry, business cycles affecting the markets in which the Company's products are sold, extraordinary events, such as litigation or acquisitions, including related charges, and economic conditions generally or in various geographic areas. All of the foregoing factors are difficult to forecast. The future operating results of the Company may fluctuate as a result of these and other risk factors detailed from time-to-time in the Company's Securities and Exchange Commission reports and included in Item 1 of this Form 10-K entitled "Business."

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

RESULTS OF OPERATIONS

 REVENUE

 dollars in thousands                     1996        % CHANGE       1995        % CHANGE        1994
 Software licenses . . . . . . . .        $ 14,590        18.3%      $ 12,338        30.2%       $ 9,478
   % of total revenue  . . . . . .           57.5%                       58.0%                      58.3%

 Services  . . . . . . . . . . . .        $ 10,793        21.0%      $  8,918        31.4%       $ 6,789
   % of total revenue  . . . . . .           42.5%                       42.0%                      41.7%

 Total revenue . . . . . . . . . .        $ 25,383        19.4%      $ 21,256        30.7%       $16,267

  The Company's total revenue increased 19.4% to $25.4 million in 1996 from $21.3 million in 1995. The growth in revenues resulted from increased sales of the Company's ADAMS Full Simulation Package, as well as other related software products and services. During 1996, the Company achieved revenue growth in all sales geographies. A summary of the Company's revenue by geographic area is presented in Note 7 of Notes to Consolidated Financial Statements

  Revenue from international customers accounted for approximately 61.9%, 62.7% and 54.4% of the Company's total revenue in 1996, 1995 and 1994, respectively. The Company expects that international sales will continue to account for a significant portion of its total revenue in future periods. Outside of North America and Europe, the Company relies primarily on distributors and sales representatives for the licensing and support of its products. Distributors and sales representatives accounted for approximately 27.6%, 25.9% and 29.2% of the Company's total revenue in 1996, 1995 and 1994, respectively. The Company's Japanese distributor, ISI-Dentsu, accounted for approximately 16.5%, 19.3% and 20.7% of the Company's total revenue in 1996, 1995 and 1994, respectively.

  The Company generally prices its software products and services in local currencies in Europe and Japan. The strengthening of the dollar in 1996, relative to the European and Japanese currencies, negatively affected 1996 international revenue by approximately $1.2 million. Since most of the Company's international operating expenses were incurred in foreign currencies, the net impact of exchange rate fluctuations on income from operations was considerably less than the impact on revenue. If the dollar continues to strengthen in 1997 relative to the European and Japanese currencies, the Company's international revenue will be negatively impacted, which could have a material adverse effect on the Company's consolidated results of operations.

  Revenue from automotive-related customers accounted for approximately 48.1%, 50.7% and 52.2% of the Company's total revenue in 1996, 1995 and 1994, respectively. Sales to Ford Motor Company accounted for approximately 11.8%, 13.2% and 13.4% of the Company's total revenue in 1996, 1995 and 1994, respectively. No other customer accounted for greater than 10% of the Company's total revenue in such periods.

  Software licenses revenue consists primarily of license fees for the Company's software products and, to a lesser extent, license fees from other companies' software products licensed through the Company's European subsidiaries. Software licenses revenue grew 18.3% over 1995 to approximately $14.6 million in 1996. The increase resulted from a higher volume of software licenses sold worldwide.

  Services revenue consists of revenue from software maintenance agreements and professional services, including consulting, training and funded research and development. Services revenue grew 21.0% over 1995 to approximately $10.8 million in 1996. Both the software maintenance and the professional service components of services revenue experienced solid growth in 1996. The overall increase in services revenue reflects the Company's continued emphasis on providing total solutions to its customers.

 COST OF REVENUE

 dollars in thousands                     1996        % CHANGE         1995        % CHANGE          1994
 Cost of software licenses . . . .        $  606      (16.8%)         $  728           27.7%         $   570
   % of software licenses revenue            4.2%                        5.9%                            6.0%

 Cost of services  . . . . . . . .        $6,183       19.0%          $5,194           35.3%         $ 3,838
   % of services revenue . . . . .          57.3%                       58.2%                           56.5%

  Cost of software licenses includes software royalty fees, media costs, payroll and other costs attributable to software documentation and distribution, and an allocation of depreciation, utilities and other overhead expenses incurred by the Company. Cost of software licenses revenue decreased 16.8% from 1995 to approximately $606,000 in 1996. The decrease was primarily due to lower royalties paid to third parties whose products were licensed through the Company's European subsidiaries. The 27.7% increase in cost of software licenses revenue in 1995 over 1994 resulted from increased costs of documentation, media and distribution associated with the increased volume of shipments of the Company's products.

  Cost of services includes payroll and overhead expenses attributable to hotline support, consulting, training and funded research and development. Cost of services revenue grew 19.0% over 1995 to approximately $6.2 million in 1996. The increase resulted from the hiring of additional employees to support the growth in services provided to the Company's customers during 1996.

 OPERATING EXPENSES

 dollars in thousands                       1996         % CHANGE       1995        % CHANGE     1994
 Sales and marketing . . . . . . .          $ 9,672         19.1%       $ 8,118        25.6%     $ 6,465
   % of total revenue  . . . . . .             38.1%                       38.2%                    39.7%

 Research and development  . . . .          $ 3,669         24.8%       $ 2,940        20.4%     $ 2,442
   % of total revenue  . . . . . .             14.5%                       13.8%                    15.0%

 General and administrative  . . .          $ 2,750          5.4%       $ 2,610        12.6%     $ 2,317
   % of total revenue  . . . . . .             10.8%                       12.3%                    14.2%

  Sales and marketing expenses include costs associated with the Company's sales channels, such as personnel, commissions, sales office costs, travel, promotional events, sales order processing, including license administration and order fulfillment, and advertising and public relations programs. Sales and marketing expenses also include an allocation of overhead expenses incurred by the Company. The absolute dollar increases in sales and marketing expenses in 1996 and 1995 resulted from the Company's continued expansion of its worldwide sales and marketing organization, as well as the increase in commissions paid on the higher level of software licenses revenue. The Company expects to continue to expand its sales organization in the future to meet the growing demand for its products and services.

  Research and development expenses include all payroll costs attributable to research and development activities. Research and development expenses also include an allocation of overhead expenses incurred by the Company. The absolute dollar increases in research and development expenses in 1996 and 1995 primarily resulted from an increase in personnel and related costs in support of expanded product development efforts. Funded research and development expenses, which are not included in research and development expenses but are included in cost of services revenue, were 3.6%, 3.2%, and 2.2% of total revenue in 1996, 1995, and 1994, respectively. The majority of the revenue received and expenses incurred for funded research and development was directly related to projects associated with the ongoing development of the Company's ADAMS/Car product. The Company intends to continue to invest significant resources in research and development in the future.

  General and administrative expenses include the cost of salaries, employee benefits and other payroll costs associated with the Company's finance, accounting, human resources, information systems and executive management functions. General and administrative expenses also include an allocation of overhead expenses incurred by the Company. General and administrative expenses grew 5.4% over 1995 to approximately $2.8 million in 1996, in support of the Company's growing operations worldwide. In 1995, general and administrative expenses grew 12.6% to approximately $2.6 million. This increase primarily resulted from the addition of administrative infrastructure in connection with the Company's acquisition of its European subsidiaries in April 1994. The Company expects general and administrative expenses to increase in absolute dollars in the future. However, these expenses may vary as a percentage of total revenue from period to period.

 OTHER INCOME (EXPENSE)

 dollars in thousands                     1996        % CHANGE         1995        % CHANGE        1994
 Other income (expense)                   $  536      >  100%          $     9       (66.7%)       $   27
   % of total revenue                       2.1%                            --                       0.2%

  Other income (expense) consists of net interest income (expense), foreign currency transaction gain (loss) and gain (loss) on the disposal of property and equipment. Net interest income (expense) was $556,000, $12,000, and ($57,000) in 1996, 1995 and 1994, respectively. Interest income increased significantly in 1996, primarily as a result of interest earned on the $17.8 million in net proceeds raised from the Company's initial public offering in May 1996. Foreign currency transaction gain (loss) amounted to ($31,000), ($31,000) and $80,000 in 1996, 1995 and 1994, respectively. The Company does not currently engage in any hedging activities to protect itself against foreign currency transaction gains and losses. Gain (loss) on the disposal of property and equipment was $11,000, $28,000 and $4,000 in 1996, 1995 and 1994,
respectively.

 PROVISION FOR INCOME TAXES

  The Company's effective income tax rates were 31.9%, 17.6%, and 32.0% for 1996, 1995, and 1994, respectively. The differences between the consolidated tax provision and the income tax provision calculated at the United States Federal statutory rate are summarized in Note 4 of Notes to Consolidated Financial Statements. In 1996, the difference between the effective and statutory federal rate was primarily due to the recognition of the value of certain tax credits and deferred assets, and, to a lesser extent, the benefit of tax exempt interest income.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents were $20.6 million at December 31, 1996, compared to $1.1 million at December 31, 1995. The increase in cash and cash equivalents of $19.5 million was primarily due to the $17.8 million in net proceeds raised from the Company's initial public offering in May 1996, and to a lesser extent, the $2.2 million in cash flow generated from operations. These increases were partially offset by the $894,000 in cash used to purchase property and equipment during 1996.

  At December 31, 1996, the Company's principal commitments consisted of obligations under operating leases for facilities and equipment, including approximately $1.6 million in payments due under noncancelable operating leases during 1997. The Company had no borrowings under long-term debt arrangements at December 31, 1996.

  In December 1996, the Company entered into an agreement with its principal bank for an unsecured $3.0 million line of credit. No borrowings were outstanding under this agreement as of December 31, 1996. The Company's subsidiaries in Germany, Italy, Sweden, and France also have line of credit and overdraft facilities that provide for aggregate borrowing availability of approximately $660,000. Approximately $45,000 in borrowings were outstanding under these facilities as of December 31, 1996.

  In January 1997, the Company announced that the Board of Directors had authorized the Company to repurchase up to 500,000 shares of its common stock. As of March 1, 1997, no shares of common stock had been repurchased.

  Long-term cash requirements, other than for normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, financing growth, repurchases of the Company's common stock and the possible acquisition of software products, technologies and businesses complementary to the Company's business. The Company believes that cash flows from operations, together with existing cash balances, and available borrowings will be adequate to meet the Company's cash requirements for working capital, capital expenditures and stock repurchases for the next twelve months and the foreseeable future. The Company has not paid dividends during the period from 1994 through 1996 and intends to continue its policy of retaining earnings to finance future growth.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Mechanical Dynamics, Inc.:

  We have audited the accompanying consolidated balance sheets of MECHANICAL DYNAMICS, INC. (a Michigan corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mechanical Dynamics, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Detroit, Michigan
January 22, 1997

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1996 AND 1995



                 in thousands, except share and per share data                                          1996          1995
                 --------------------------------------------------------------------------------------------------------------
                                                        ASSETS
                                                        -------
                 Current assets:
                   Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   20,570    $   1,141
                   Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,019        4,423
                   Prepaid and deferred expenses   . . . . . . . . . . . . . . . . . . . . . . . . .         1,074          936
                                                                                                        ----------    ---------
                       Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26,663        6,500
                                                                                                        ----------    ---------
                 Net property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,643        1,268
                                                                                                        ----------    ---------
                 Total other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,506        1,570
                                                                                                        ----------    ---------
                                                                                                        $   29,812    $   9,338
                                                                                                        ==========    =========
                                          LIABILITIES AND SHAREHOLDERS' EQUITY
                                          ------------------------------------
                 Current liabilities:
                   Borrowings under line of credit   . . . . . . . . . . . . . . . . . . . . . . . .            45           82
                   Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           762          620
                   Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,982        2,777
                   Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,671        3,666
                                                                                                        ----------    ---------
                       Total current liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .         7,460        7,145
                                                                                                        ----------    ---------
                 Redeemable common stock:
                   Redeemable common stock, 20,843 and 0 shares issued and outstanding as of December
                     31, 1996 and 1995, respectively   . . . . . . . . . . . . . . . . . . . . . . .           167           --
                   Redeemable Class A common stock, 0 and 107,329 shares issued and outstanding as of
                     December 31, 1996 and 1995, respectively  . . . . . . . . . . . . . . . . . . .            --          859
                                                                                                        ----------    ---------
                       Total redeemable common stock   . . . . . . . . . . . . . . . . . . . . . . .           167          859
                                                                                                        ----------    ---------
                 Shareholders' equity:
                   Common stock, no par value, 15,000,000 shares authorized, 5,739,592 and 0 shares
                     issued and outstanding as of December 31, 1996 and 1995, respectively   . . . .        19,583           --
                   Preferred stock, no par value, 1,000,000 shares authorized, 0 shares issued and
                     outstanding as of December 31, 1996 and 1995, respectively  . . . . . . . . . .            --           --
                   Convertible preferred stock, $.002 par value, no shares authorized, 0 and 354,932
                     shares issued and outstanding as of December 31, 1996 and 1995, respectively  .            --          265
                   Class A common stock, $.004 par value, no shares authorized, 0 and 2,027,625
                     shares issued and outstanding as of December 31, 1996 and 1995, respectively  .            --            6
                   Class B common stock, $.004 par value, no shares authorized, 0 and 1,167,615
                     shares issued and outstanding as of December 31, 1996 and 1995, respectively  .            --            3
                   Class A common stock warrants   . . . . . . . . . . . . . . . . . . . . . . . . .            --          449
                   Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .            --          114
                   Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,546          475
                   Subscriptions receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --          (10)
                   Cumulative translation adjustment   . . . . . . . . . . . . . . . . . . . . . . .            56           32
                                                                                                        ----------    ----------
                       Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . .        22,185        1,334
                                                                                                        ----------    ---------
                                                                                                        $   29,812    $   9,338
                                                                                                        ==========    =========

   The accompanying notes are an integral part of these consolidated statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                 in thousands, except share and per share data                      1996           1995           1994
                 -----------------------------------------------------------------------------------------------------------
                 Revenue:
                   Software licenses   . . . . . . . . . . . . . . . . . . . . .    $   14,590     $   12,338     $   9,478
                   Services  . . . . . . . . . . . . . . . . . . . . . . . . . .        10,793          8,918         6,789
                                                                                    ----------     ----------     ---------
                       Total revenue   . . . . . . . . . . . . . . . . . . . . .        25,383         21,256        16,267
                                                                                    ----------     ----------     ---------
                 Cost of revenue:
                   Software licenses   . . . . . . . . . . . . . . . . . . . . .           606            728           570
                   Services  . . . . . . . . . . . . . . . . . . . . . . . . . .         6,183          5,194         3,838
                                                                                    ----------     ----------     ---------
                       Total cost of revenue   . . . . . . . . . . . . . . . . .         6,789          5,922         4,408
                                                                                    ----------     ----------     ---------
                 Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . .        18,594         15,334        11,859
                                                                                    ----------     ----------     ---------
                 Operating expenses:
                   Sales and marketing   . . . . . . . . . . . . . . . . . . . .         9,672          8,118         6,465
                   Research and development  . . . . . . . . . . . . . . . . . .         3,669          2,940         2,442
                   General and administrative  . . . . . . . . . . . . . . . . .         2,750          2,610         2,317
                                                                                    ----------     ----------     ---------
                       Total operating expenses  . . . . . . . . . . . . . . . .        16,091         13,668        11,224
                                                                                    ----------     ----------     ---------
                 Operating income  . . . . . . . . . . . . . . . . . . . . . . .         2,503          1,666           635
                                                                                    ----------     ----------     ---------
                 Other income (expense)  . . . . . . . . . . . . . . . . . . . .           536              9            27
                                                                                    ----------     ----------     ---------
                 Income before income taxes  . . . . . . . . . . . . . . . . . .         3,039          1,675           662
                 Provision for income taxes  . . . . . . . . . . . . . . . . . .           968            294           212
                                                                                    ----------     ----------     ---------
                 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .    $    2,071     $    1,381     $     450
                                                                                    ==========     ==========     =========

                            CALCULATION OF NET INCOME (LOSS) PER SHARE
                            ------------------------------------------
                 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .    $    2,071     $    1,381     $     450
                   Accretion of value of warrants  . . . . . . . . . . . . . . .            --            234           664
                                                                                    ----------     ----------     ---------
                 Net income (loss) available to common shareholders  . . . . . .    $    2,071     $    1,147     $    (214)
                                                                                    ==========     ==========     =========
                 Pro forma net income (loss) per common share  . . . . . . . . .    $      .41     $      .30     $    (.06)
                                                                                    ==========     ==========     =========
                 Pro forma weighted average common and common equivalent
                 shares . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,070,028      3,849,824     3,694,439
                                                                                    ==========     ==========     =========

 The accompanying notes are an integral part of these consolidated statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994





 in thousands,          CONVERTIBLE  CLASS A  CLASS B  CLASS A       ADDITIONAL  RETAINED                  CUMULATIVE
 except share   COMMON  PREFERRED    COMMON   COMMON   COMMON STOCK  PAID-IN     EARNINGS   SUBSCRIPTIONS  TRANSLATION
 data           STOCK   STOCK        STOCK    STOCK    WARRANTS      CAPITAL     (DEFICIT)   RECEIVABLE    ADJUSTMENT   TOTAL


 Balance at
   December
   31, 1993     $   --  $ 265        $     5   $    3  $     --      $    86     $  (558)   $   (37)       $     --     $   (236)

 Net income         --     --             --       --        --           --         450         --              --          450

 Issuance of
   84,450 and
   repurchase
   of 1,935
   shares of
   Class B
   common
   stock            --     --             --       --        --           15          --         (3)             --           12

 Accretion of
   value of
   warrants         --     --             --       --       332         (101)       (563)        --              --         (332)

 Collections
   on
   subscripti
   ons
   receivable       --     --             --       --        --           --          --         12              --           12

 Foreign
   currency
   translation
   adjustment       --     --             --       --        --           --          --         --              17           17
              --------  -----        -------  -------    ------    ---------  ----------      -----         -------     --------

 Balance at
   December
   31, 1994         --    265              5        3       332           --        (671)       (28)             17          (77)

 Net income         --     --             --       --        --           --       1,381         --              --        1,381

 Issuance of
   21,000
   shares of
   Class A
   common
   stock            --     --              1       --        --           15          --         --              --           16

 Issuance of
   45,000 and
   repurchase
   of 11,775
   shares of
   Class B
   common
   stock            --     --             --       --        --           15          (1)        (2)             --           12

 Accretion of
   value of
   warrants         --     --             --       --       117           --        (234)        --              --         (117)

 Compensation
   related to
   stock
   issuances        --     --             --       --        --           84          --         --              --           84

 Collections
   on
   subscriptions
   receivable       --     --             --       --        --           --          --         20              --           20

 Foreign
   currency
   translation
   adjustment       --     --             --       --        --           --          --         --              15           15
              --------  -----        -------  -------    ------    ---------  ----------      -----         -------     --------

 Balance at
   December
   31, 1995         --    265              6        3       449          114         475        (10)             32        1,334

 Net income         --     --             --       --        --           --       2,071         --              --        2,071

 Issuance of
   11,250
   shares of
   Class B
   common
   stock            --     --             --       --        --            3          --         --              --            3

 Exercise of
   Class A
   common
   stock
   warrants
   and
   issuance
   of 81,060
   shares of
   Class A
   common
   stock            --     --             --       --      (449)         509          --         --              --           60

 Conversion of
   354,932
   shares of
   Convertible
   preferred
   stock into
   484,758
   shares of
   Class A
   common
   stock           --   (265)             2       --        --          263          --         --               --          --

 Conversion of
   1,178,865
   shares of
   Class B
   common
   stock and
   2,700,772
   shares of
   Class A
   common
   stock into
   3,879,637
   shares of
   no par
   common
   stock           900     --             (8)      (3)       --         (889)         --         --              --           --

 Termination
   of
   redemption
   privileges
   for 86,486
   shares of
   redeemable
   common
   stock          692     --             --       --        --           --          --         --              --          692

 Issuance of
   1,880,798
   shares of
   common
   stock       17,991     --             --       --        --           --          --         --              --       17,991

 Collections
   on
   subscriptions
   receivable      --     --             --       --        --           --          --         10              --           10

 Foreign
   currency
   translation
   adjustment       --     --             --       --        --           --          --         --              24           24
              --------  -----       --------  -------    ------    ---------  ----------   --------        --------     --------

 Balance at
   December
   31, 1996   $ 19,583  $  --      $      --  $    --    $   --    $      --  $    2,546  $      --        $     56     $ 22,185
              ========  =====      =========  =======    ======    =========  ==========  =========        ========     ========



   The accompanying notes are an integral part of these consolidated statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                 in thousands                                                            1996           1995      1994
                 ----------------------------------------------------------------------------------------------------------
                 Cash flows from operating activities:
                   Net income  . . . . . . . . . . . . . . . . . . . . . . . . .     $    2,071     $    1,381    $    450
                   Adjustments to reconcile net income to net cash provided by operating activities --
                     Depreciation and amortization   . . . . . . . . . . . . . .            603            567         453
                     Provision (benefit) for deferred income taxes   . . . . . .            (92)           (95)        (90)
                     (Gain) loss on disposal of assets   . . . . . . . . . . . .            (11)           (28)         (4)
                     Changes in assets and liabilities, net of effect of
                     acquisition --
                       Accounts receivable   . . . . . . . . . . . . . . . . . .           (548)        (1,304)        856
                       Prepaid and deferred expenses   . . . . . . . . . . . . .           (133)          (188)        992
                       Other assets  . . . . . . . . . . . . . . . . . . . . . .             65           (102)         25
                       Accounts payable  . . . . . . . . . . . . . . . . . . . .            102            (76)       (363)
                       Accrued expenses  . . . . . . . . . . . . . . . . . . . .            200          1,311        (371)
                       Deferred revenue  . . . . . . . . . . . . . . . . . . . .            (19)           650      (1,009)
                                                                                     ----------     ----------    --------
                          Net cash provided by operating activities  . . . . . .          2,238          2,116         939
                                                                                     ----------     ----------    --------

                 Cash flows from investing activities:
                   Acquisition of foreign subsidiaries, net of cash acquired   .             --             --         300
                   Proceeds from sale of property and equipment  . . . . . . . .             28            269          14
                   Purchases of property and equipment   . . . . . . . . . . . .           (894)          (819)       (324)
                                                                                     ----------     ----------    --------
                          Net cash used in investing activities  . . . . . . . .           (866)          (550)        (10)
                                                                                     ----------     ----------    --------

                 Cash flows from financing activities:
                   Net borrowings (payments) under line of credit agreements   .            (37)          (738)        401
                   Proceeds from issuance of common stock  . . . . . . . . . . .         18,054             28          12
                   Proceeds from collections on subscriptions receivable   . . .             10             20          12
                   Payments of long-term debt  . . . . . . . . . . . . . . . . .             --           (528)       (575)
                                                                                     ----------     ----------    --------
                          Net cash provided by (used in) financing activities  .         18,027         (1,218)       (150)
                                                                                     ----------     ----------    --------

                 Effect of exchange rate changes on cash . . . . . . . . . . . .             30            (24)        (22)
                                                                                     ----------     ----------    --------
                 Net increase in cash  . . . . . . . . . . . . . . . . . . . . .         19,429            324         757
                 Cash at beginning of year . . . . . . . . . . . . . . . . . . .          1,141            817          60
                                                                                     ----------     ----------    --------
                 Cash at end of year . . . . . . . . . . . . . . . . . . . . . .     $   20,570     $    1,141    $    817
                                                                                     ==========     ==========    ========

                 Supplemental disclosures of cash flow information --
                   Interest paid   . . . . . . . . . . . . . . . . . . . . . . .     $       22     $       59    $     73
                                                                                     ==========     ==========    ========
                   Income taxes paid   . . . . . . . . . . . . . . . . . . . . .     $      753     $      413    $    298
                                                                                     ==========     ==========    ========

                 Supplemental schedule of noncash investing and financing
                 activities:
                   Acquisition of foreign subsidiaries, with purchase price
                   consisting of the following:
                     Cash paid   . . . . . . . . . . . . . . . . . . . . . . . .     $       --     $       --    $    448
                     Notes payable issued  . . . . . . . . . . . . . . . . . . .             --             --         526
                     Class A common stock issued under put option  . . . . . . .             --             --         859
                                                                                             --             --         ---
                                                                                     ----------     ----------    --------
                          Total fair value of acquisition  . . . . . . . . . . .     $       --     $       --    $  1,833
                                                                                     ==========     ==========    ========
                   Equipment acquired under capital lease  . . . . . . . . . . .     $       --     $       --    $    292
                                                                                     ==========     ==========    ========

 The accompanying notes are an integral part of these consolidated statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of Business

  Mechanical Dynamics, Inc. (the "Company") and its subsidiaries develop, market and support virtual prototyping software and provide consulting, training, and maintenance services to the automotive, general machinery, construction equipment, aerospace, defense and other industries on a worldwide basis.

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

 Foreign Currency

  The financial statements of international subsidiaries are translated using exchange rates in effect at period end for assets and liabilities and at average rates during the period for results of operations. The resulting foreign currency translation adjustments are reflected as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in other income and expense.

 Revenue

  Software licenses revenue consists primarily of license fees for the Company's software products and, to a lesser extent, license fees from other companies' software products licensed through the Company's European subsidiaries. Revenue under paid-up software licensing agreements, including licenses generated through distributors, is recognized when a customer contract is fully executed and the software is delivered. Revenue under annual software licensing arrangements is deferred and amortized over the terms of the agreements. In either instance, revenue is recognized only when no significant remaining obligations to the customer exist.

  Services revenue consists of revenue from software maintenance agreements and professional services, including consulting, training and funded research and development. Revenue related to advance payments received under software maintenance agreements is deferred and amortized over the terms of the agreements. Revenue from other services is recognized upon performance of the service.

 Cost of Revenue

  Cost of software licenses includes software royalty fees, media costs, payroll and other costs attributable to software documentation and distribution and an allocation of depreciation, utilities and other overhead expenses incurred by the Company.

  Cost of services includes payroll and overhead expenses attributable to hotline support, consulting, training and funded research and development.

 Research and Development Expenses

  Research and development expenses include all payroll costs attributable to research and development activities. Research and development expenses also include an allocation of overhead expenses incurred by the Company.

 Product Development

  Under the criteria set forth in Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic product lives and changes in software and hardware technology. Amounts that would have been capitalized under this statement after consideration of the above factors were immaterial, and therefore no software development costs have been capitalized by the Company.

 Concentration of Credit Risk

  Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of accounts receivable. The Company's accounts receivable are concentrated in global automotive-related companies as well as other equipment, aerospace and defense manufacturers and the Company's international distributor network. The Company generally does not require collateral upon delivery of its products.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with maturities of 90 days or less to be cash equivalents.

 Accounts Receivable

  Accounts receivable includes an allowance for doubtful accounts of $175,000 and $105,000 in 1996 and 1995, respectively.

 Property and Equipment

  Property and equipment is stated at cost. Office furniture and equipment is depreciated using accelerated methods over estimated useful lives of three to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the respective asset's life or the life of the related lease, generally ten years. Property and equipment consists of the following:

 in thousands                                                                       1996           1995
---------------------------------------------------------------------------------------------------------
 Office furniture and equipment  . . . . . . . . . . . . . . . . . . . . . .    $   2,568      $   1,851
 Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . . . . . .          718            708
                                                                                ---------      ---------
                                                                                    3,286          2,559
 Less -- accumulated depreciation  . . . . . . . . . . . . . . . . . . . . .        1,643          1,291
                                                                                ---------      ---------
       Net property and equipment  . . . . . . . . . . . . . . . . . . . . .    $   1,643      $   1,268
                                                                                =========      =========

 Goodwill

  Included in other assets on the accompanying balance sheets is goodwill of $1.1 million and $1.2 million as of December 31, 1996 and 1995, respectively. Goodwill is presented net of accumulated amortization of $250,000 and $154,000 in 1996 and 1995, respectively. The Company acquired its European subsidiaries in April 1994 which accounts for a majority of the goodwill. (See Note 2.)

  Goodwill represents the unamortized cost in excess of fair value of net assets acquired and is amortized on a straight-line basis over fifteen years. On an ongoing basis, management reviews the valuation and amortization of goodwill. As part of this review, the Company considers the value of projected future undiscounted cash flows attributable to the acquired operations in evaluating potential impairment.

 Net Income (Loss) Per Common Share

  Net income (loss) available to common shareholders is net of an equity charge in 1995 and 1994 to accrete the redemption price of warrants outstanding during the periods.

  The calculation of pro forma weighted average shares is based on the following: the daily weighted average number of shares of common stock outstanding; the dilutive effect of outstanding stock options and warrants, including any shares issued below fair market value for all periods presented; the 1.5-for-1 stock split (see Note 5); and the conversion of the preferred stock into common stock for all periods.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Stock-Based Compensation

  The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount the employee must pay to acquire the stock in the accompanying Statements of Income. As supplemental information, the Company has provided pro forma disclosure of the fair value at the date of grant of stock options granted during 1996 and 1995 in Note 5, in accordance with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

(2) ACQUISITION

  On April 1, 1994, the Company purchased certain intangible assets and software rights from one of its European distributors, and all outstanding stock of the distributor's majority-owned subsidiaries in France, Germany, Sweden, Italy and the United Kingdom. The total purchase price of approximately $1.8 million consisted of $448,000 in cash, $526,000 in notes and $859,000 associated with 107,329 shares of the Company's Class A common stock with redemption privileges at $8 per share. During 1996, the redemption privileges associated with 86,486 of these shares terminated. The redemption privileges associated with the remaining 20,843 shares of redeemable common stock are exercisable by the holders between June 15, 1997 and July 14, 1997. The acquisition has been accounted for by the purchase method of accounting. The excess of the aggregate purchase price over the fair value of the net assets acquired has been recognized as goodwill. The operating results of all acquired subsidiaries have been included in the consolidated results of operations from the date of acquisition.

  The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

 In thousands, except per share data                                                             1994
----------------------------------------------------------------------------------------------------------
 Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   17,038
                                                                                               ==========
 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            474
 Accretion of value of warrants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            664
                                                                                               ----------
 Net loss available to common shareholders . . . . . . . . . . . . . . . . . . . . . . . .           (190)
                                                                                               ==========
 Net loss per common share . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     (.05)
                                                                                               ==========

(3) FINANCING ARRANGEMENTS

  The Company has available an unsecured bank line of credit with a maximum borrowing capacity of $3.0 million. Borrowings on the line of credit bear interest at the bank's prime rate of interest. No borrowings were outstanding at December 31, 1996.

  The Company's subsidiaries in Germany, Italy, Sweden and France also have line of credit and overdraft facilities that provide for aggregate borrowing availability of approximately $660,000, at various fixed and variable interest rates. Borrowings are collateralized by certain assets of the subsidiaries. Borrowings outstanding under these agreements were $45,000 at December 31, 1996.

   No borrowings were outstanding under long-term debt arrangements as of December 31, 1996 and 1995.

(4) INCOME TAXES

  A summary of income before provision for income taxes and components of the provision for income taxes is as follows:

                                                                             YEAR ENDED DECEMBER 31,

 in thousands                                                          1996          1995         1994
-----------------------------------------------------------------------------------------------------------
 Income (loss) before provision for income taxes:
   Domestic  . . . . . . . . . . . . . . . . . . . . . . . . . .       $2,874        $1,679       $ 620
   Foreign . . . . . . . . . . . . . . . . . . . . . . . . . . .          165            (4)         42
                                                                       ------        ------       -----
                                                                       $3,039        $1,675       $ 662
                                                                       ======        ======       =====
 Domestic provision (benefit) for income taxes:
   Current . . . . . . . . . . . . . . . . . . . . . . . . . . .          973           329         260
   Deferred  . . . . . . . . . . . . . . . . . . . . . . . . . .          (92)          (95)        (90)
 Foreign provision for income taxes:
   Current . . . . . . . . . . . . . . . . . . . . . . . . . . .           87            60          42
                                                                       ------        ------       -----
 Provision for income taxes  . . . . . . . . . . . . . . . . . .       $  968        $  294       $ 212
                                                                       ======        ======       =====

  The differences between the income tax provision calculated at the United States Federal statutory rate and the consolidated income tax provision are summarized as follows:

                                                                            YEAR ENDED DECEMBER 31,

 in thousands                                                         1996          1995         1994
-----------------------------------------------------------------------------------------------------------
 Federal statutory provision . . . . . . . . . . . . . . . . . . .    $ 1,033       $    570     $     225
 Nondeductible meals and entertainment . . . . . . . . . . . . . .         28             24            25
 Reduction in valuation reserve due to recognition of certain
   tax credits and deferred assets . . . . . . . . . . . . . . . .        (95)          (456)          (70)
 Foreign losses without tax benefit  . . . . . . . . . . . . . . .          5             33            --
 Effect of differences between U.S. and foreign tax rates  . . . .         31             31            27
 Tax exempt interest income  . . . . . . . . . . . . . . . . . . .        (34)            --            --
 Foreign withholding taxes paid, net of domestic benefit . . . . .         --             92             5
                                                                      -------       --------     ---------
 Provision for income taxes  . . . . . . . . . . . . . . . . . . .    $   968       $    294     $     212
                                                                      =======       ========     =========

  Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. The components of the net deferred income tax asset are summarized as follows:

                                                                                           YEAR ENDED
                                                                                          DECEMBER 31,
 in thousands                                                                           1996         1995
-----------------------------------------------------------------------------------------------------------
 Deferred tax assets:
   Tax credits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  90        $  50
   Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         95          131
   Employee benefits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         64           60
   Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         66           35
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --           42
                                                                                        -----        -----
                                                                                          315          318
 Valuation reserve . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --          (95)
                                                                                        -----        -----
 Net deferred tax asset  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 315        $ 223
                                                                                        =====        =====

  Income taxes have been provided on all undistributed earnings of foreign subsidiaries.

  At December 31, 1996, the Company had approximately $90,000 of alternative minimum tax credit carryforwards available, with no expiration.

(5) REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY

  On April 23, 1996, the shareholders of the Company approved an amendment and restatement to the Company's articles of incorporation that effected (i) a 1.5-for-1 stock split of the Company's common stock, (ii) an increase in the authorized shares of common stock to 15,000,000 shares, (iii) the conversion of all classes of common stock to no par common stock, (iv) an increase in the authorized number of preferred shares to 1,000,000, and (v) an amendment of the privileges of the preferred stock. All references in the consolidated financial statements and accompanying notes have also been adjusted to reflect the amendment and restatement of the articles of incorporation.

 Common Stock

  Holders of shares of common stock are entitled to one vote per share on all matters submitted to a vote of holders of shares of common stock, and do not have any cumulative voting rights. In the event of a liquidation, dissolution or winding-up of the Company, the holders of shares of common stock are entitled to share equally and ratably in the assets of the Company, if any, remaining after the payment of debts and liabilities of the Company, subject to prior liquidation rights of any outstanding shares of preferred stock.

  In May 1996, the Company completed an initial public offering of its stock, which resulted in the issuance of 1,500,000 shares of common stock at a price of $11.00 per share. In June 1996, an additional 354,750 shares were sold by the Company at $11.00 per share, pursuant to the underwriters' exercise of their over-allotment option.

 Preferred Stock

  The Board of Directors is authorized to issue up to 1,000,000 shares of preferred stock in one or more series. Under each issuance of a series of preferred stock, the Board of Directors is permitted to fix the designations, preferences, powers and relative rights and restrictions thereof, including without limitation, the dividend rate, conversion rights, voting rights, redemption price, and liquidation preference.

 Convertible Preferred Stock

  On February 8, 1996, the Board of Directors authorized the Company to redeem all outstanding shares of convertible preferred stock. The holders of convertible preferred shares had the right to convert such shares into shares of Class A common stock in lieu of accepting cash redemption payments. As of April 11, 1996, all holders of convertible preferred stock exercised their right to convert their shares into Class A common stock. Based on a formula in the agreement, each share of convertible preferred stock was converted into approximately 1.37 shares of Class A common stock.

  Convertible preferred shares had a liquidating preference of approximately $0.75 per share in the event of voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. As of December 31, 1995, all shares of convertible preferred stock were recorded in the accompanying balance sheet at the total potential redemption value.

 Class A Common Stock

  In April 1996, the Company amended and restated its Articles of Incorporation to automatically convert each share of Class A common stock into one share of common stock.

  Holders of Class A common stock were entitled to one vote for each share so held with respect to all matters voted on by the shareholders of the corporation. During 1995, the Company issued Class A common stock at prices below fair market value, based on the estimated initial public offering price of the Company's common stock. The compensation element which equated to the difference between fair market value and the issuance price was recorded by the Company in 1995, totaling $37,000. Prior to 1995, management determined that all issuances of Class A common stock were at prices equal to or in excess of fair market value.

 Class B Common Stock

  In April 1996, the Company amended and restated its Articles of Incorporation to automatically convert each share of Class B common stock into one share of common stock.

  Shares of the Company's Class B nonvoting common stock acquired by employees vested over time pursuant to a formula stated in the plan, which was based upon the years of service and years of ownership of the shares. During 1995, the Company issued Class B common stock at prices below fair market value, based on the estimated initial public offering price of the Company's common stock. The compensation element which equated to the difference between fair market value and the issuance price was recorded by the Company in 1995, totaling $47,000. Prior to 1995, management determined that all issuances of Class B common stock were at prices equal to or in excess of fair market value.

 Class A Common Stock Warrants

  In March 1990, April 1991, and September 1992, 124,155, 23,280, and 14,685
nonnegotiable warrants to acquire Class A common stock of the Company, respectively, were issued and attached to the Company's subordinated debt. Upon repayment of this debt in March 1994, the warrants became exercisable through March 1996. Paid-in capital and retained earnings (deficit) were charged to accrete the total redemption value of these warrants, which was calculated based upon a redemption price from a formula in the warrant agreements. The warrants did not accrete any additional value subsequent to December 31, 1995. The redemption price was calculated by taking the difference between the warrant exercise price of $0.75 per share and the ratio of consolidated revenue to shares of stock outstanding, adjusted for any shares issued subsequent to March 26, 1990 at prices below $0.75 per share.

  The Company was notified on March 11, 1996, that the holder of one-half of the warrants would exercise their right to purchase 81,060 shares of the Company's Class A common stock at a price of $0.75 per share. The remaining warrants were redeemed by the Company in 1996 for a cash value of $449,000; these warrants were reflected as accrued liabilities in the accompanying balance sheet as of December 31, 1995.

 Employee Stock Purchase Plan

  The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Company's Board of Directors in March 1996. A total of 300,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan provides that the Company will sell shares to employees who elect to participate in the Purchase Plan at a price equal to 85% of the lesser of the fair market value of the common stock on (i) the first trading day of an offering period or (ii) the last trading day of such offering period.

  In December 1996, under the Purchase Plan, the Company issued 17,213 shares of common stock to various employees at a price of $11.79 per share.

 1996 Stock Incentive Plan For Key Employees

  The Company's 1996 Stock Incentive Plan For Key Employees (the "Stock Option Plan") was adopted by the Company's Board of Directors in March 1996. Under the Stock Option Plan, options will be granted or restricted stock will be awarded for the purpose of attracting and motivating key employees of the Company. The Stock Option Plan provides for (i) the grant of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code, (ii) the grant of "nonqualified stock options" (options which do not meet the requirements of Section 422), and (iii) the award of restricted stock. Subject to certain provisions outlined in the Stock Option Plan, the Compensation Committee of the Board of Directors will determine which key employees will be granted options or awarded restricted stock, the number of options granted or shares awarded and other terms and conditions applicable to each award or grant. A total of 450,000 shares of common stock have been reserved for issuance under the Stock Option Plan.

  Stock option activity for this plan is summarized below:

                                                                                 NUMBER            PRICE
                                                                               OF SHARES         PER SHARE
---------------------------------------------------------------------------------------------------------------
 Outstanding at December 31, 1995  . . . . . . . . . . . . . . . . . . .              --
   Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         182,500         $9.00 - $13.50
                                                                                 -------
 Outstanding at December 31, 1996  . . . . . . . . . . . . . . . . . . .         182,500         $9.00 - $13.50
                                                                                 =======

  82,500 of the shares outstanding under the Stock Option Plan at December 31, 1996, become vested in April 1997, and expire in April 2001. The remaining 100,000 shares outstanding at December 31, 1996, vest over a four year period beginning in August 1997, and expire in August 2001. No options under the Stock Option Plan were exercisable at December 31, 1996.

 Non-Employee Director Stock Option Plan

  The Company's Non-Employee Director Stock Option Plan (the "Director Stock Option Plan") was adopted by the Company's Board of Directors in March 1996. The Director Stock Option Plan provides for the grant of "nonqualified stock options" to purchase shares of common stock. Upon appointment to the Board of Directors, each newly-appointed non-employee director will receive an option to purchase 5,000 shares of common stock of the Company. Furthermore, immediately following each annual meeting of shareholders of the Company, each non-employee director who has served as a director for at least six months will automatically be granted an option to purchase 5,000 shares of common stock of the Company. The exercise price of any option will be equal to the market price of the common stock at the time of grant. Each option, if not sooner terminated as provided in the Director Stock Option Plan, will have a five-year term from the date of grant and will vest and become exercisable in full on the first anniversary of the date of grant. A total of 100,000 shares of common stock have been reserved for issuance under the Director Stock Option Plan.

  Stock option activity for this plan is summarized below:

                                                                                  NUMBER         PRICE
                                                                                OF SHARES      PER SHARE
--------------------------------------------------------------------------------------------------------
 Outstanding at December 31, 1995  . . . . . . . . . . . . . . . . . . . . .            --
   Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20,000     $ 11.00
                                                                                ----------
 Outstanding at December 31, 1996  . . . . . . . . . . . . . . . . . . . . .        20,000     $ 11.00
                                                                                ==========

   No options under the Director Stock Option Plan were exercisable at December 31, 1996.

 1995 Amended and Restated Stock Purchase Plan

  In March 1996, the Company's 1995 Amended and Restated Stock Purchase Plan (the "1995 Plan) was terminated by the Board of Directors.

  Under the 1995 Plan, the Board was permitted to issue shares of Class B common stock to attract, retain and motivate key employees. The price of such shares was determined by the Board when the opportunity to purchase shares was presented, but could not be less than the book value of the stock.

  In addition, under the 1995 Plan, the Board from time to time also granted stock options to attract, retain and motivate certain key executive officers. Stock option activity for this plan is summarized below:

                                                                         NUMBER           PRICE
                                                                       OF SHARES        PER SHARE
------------------------------------------------------------------------------------------------------
 Outstanding at December 31, 1993                                     71,250            $0.16 -- $0.25
   Granted                                                            30,000                $0.25
   Exercised                                                         (56,250)           $0.16 -- $0.25
                                                                     -------
 Outstanding at December 31, 1994                                     45,000            $0.16 -- $0.25
   Exercised                                                         (18,750)               $0.16
                                                                     -------
 Outstanding at December 31, 1995                                     26,250                $0.25
   Exercised                                                         (18,750)               $0.25
   Canceled                                                           (7,500)               $0.25
                                                                      ------
 Outstanding at December 31, 1996                                         --
                                                                      ======

 1993 Stock Option Plan

  In March 1996, the Company's 1993 Stock Option Plan (the "1993 Plan") was terminated by the Board of Directors.

  Under the 1993 Plan, the Board was permitted to grant options to purchase shares of Class A common stock to certain key employees. The price of such options was determined by the Board when the options were granted, but could not be less than the book value of the stock. Management determined that all options granted under the 1993 Plan were at exercise prices equal to or in excess of fair market value. Stock option activity for this plan is summarized below:

                                                                                  NUMBER        PRICE
                                                                                OF SHARES     PER SHARE
----------------------------------------------------------------------------------------------------------
 Outstanding at December 31, 1993  . . . . . . . . . . . . . . . . . . . . .        61,671        $  0.93
   Granted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --
   Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --
   Canceled  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --
                                                                                    ------
 Outstanding at December 31, 1994, 1995 and 1996 . . . . . . . . . . . . . .        61,671        $  0.93
                                                                                    ======

   All outstanding options under the 1993 Plan were exercisable at December 31, 1996, and expire in April 1998.

 Stock-Based Compensation

  Using the intrinsic value method of accounting for the value of stock options granted during 1996, no compensation cost was recorded in the accompanying statement of income. There were no stock options granted during 1995. Had compensation cost been determined based on the fair value at the date of grant for awards in 1996 consistent with the provisions of SFAS 123, net income and net income per share would have been reduced to the pro forma amounts indicated below:

 in thousands, except per share data                                                             1996
--------------------------------------------------------------------------------------------------------
 Net Income - as reported  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   2,071
 Net Income - pro forma  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   1,698

 Net income per share - as reported  . . . . . . . . . . . . . . . . . . . . . . . . . .      $     .41
 Net income per share - pro forma  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     .33

  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The following weighted average assumptions were used in valuing the option grants:

                                                                                                1996
-----------------------------------------------------------------------------------------------------
 Expected life (years) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5.0
 Interest rate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6.5%
 Volatility  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         .40
 Dividend yield  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        0.0%

(6) COMMITMENTS AND CONTINGENCIES

 Employee Benefit Plans

  The Company maintains a 401(k) plan covering substantially all of its employees. Beginning in January 1996, the Company matched 40% of qualified employee contributions, up to a maximum of 2.4% of eligible compensation. During 1995 and 1994, under the plan, the Company provided matching contributions equal to 25% of qualified employee contributions, up to a maximum of 1.5% of each employee's eligible compensation. In 1996, 1995 and 1994, the Company contributed $150,000, $71,000 and $59,000, respectively, to the plan.

 Lease Commitments

  The Company and its subsidiaries lease office space and certain equipment under noncancelable operating lease agreements. Future minimum lease payments at December 31, 1996 are as follows:

 in thousands
--------------------------------------------------------------------------------------------------------
 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   1,563
 1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,219
 1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            921
 2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            573
 2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --
 Thereafter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --
                                                                                              ---------
                                                                                              $   4,276
                                                                                              =========

  Total lease expense amounted to $2.0 million, $1.9 million, and $1.7 million in 1996, 1995 and 1994, respectively.

 Royalty Agreements

  The Company has entered into various agreements which generally provide for royalty payments by the Company based on a percentage of revenue derived through the licensing of certain software products. Royalty expense under these agreements amounted to approximately $480,000, $469,000 and $423,000 and in 1996, 1995 and 1994, respectively.

(7) GEOGRAPHIC OPERATIONS AND SEGMENT INFORMATION

  The following table summarizes selected financial information of the Company's operations by geographic location:

                                                                          YEAR ENDED DECEMBER 31,

 in thousands                                                     1996           1995          1994
---------------------------------------------------------------------------------------------------------
 Revenue:
   United States
      Domestic . . . . . . . . . . . . . . . . . . . . . . . .    $   9,667      $  7,930      $   7,419
      Export . . . . . . . . . . . . . . . . . . . . . . . . .        6,687         5,512          4,289
   Europe
      Germany  . . . . . . . . . . . . . . . . . . . . . . . .        3,907         3,458          1,837
      Other European countries . . . . . . . . . . . . . . . .        5,122         4,356          2,722
                                                                  ---------      --------      ---------
           Total revenue . . . . . . . . . . . . . . . . . . .    $  25,383      $ 21,256      $  16,267
                                                                  =========      ========      =========

 Operating contribution:
   United States . . . . . . . . . . . . . . . . . . . . . . .    $   5,638      $  4,544      $   3,544
   Europe
      Germany  . . . . . . . . . . . . . . . . . . . . . . . .        1,315         1,056            503
      Other European Countries . . . . . . . . . . . . . . . .        1,686         1,318            760
                                                                  ---------      --------      ---------
           Total operating contribution  . . . . . . . . . . .        8,639         6,918          4,807
 Unallocated expenses, net . . . . . . . . . . . . . . . . . .       (5,600)       (5,243)        (4,145)
                                                                  ---------      --------      ---------
   Income before taxes . . . . . . . . . . . . . . . . . . . .    $   3,039      $  1,675      $     662
                                                                  =========      ========      =========

 Identifiable assets:
   United States . . . . . . . . . . . . . . . . . . . . . . .    $  25,816      $  4,968      $   4,650
   Europe
      Germany  . . . . . . . . . . . . . . . . . . . . . . . .        1,199         1,270            811
      Other European countries . . . . . . . . . . . . . . . .        2,797         3,100          1,873
                                                                  ---------      --------      ---------
           Total identifiable assets . . . . . . . . . . . . .    $  29,812      $  9,338      $   7,334
                                                                  =========      ========      =========

  A significant portion of United States export revenue is to customers domiciled in the Asia-Pacific region.

  One customer accounted for approximately 11.8%, 13.2% and 13.4% of total revenue in the years ended December 31, 1996, 1995 and 1994, respectively.

  Unallocated expenses, net consist of general corporate expenses, internal research and product development expenses, interest expense and interest income.

(8) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following table summarizes selected unaudited quarterly financial information for 1996 and 1995. The Company believes all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included in the selected quarterly information:


                                                                     THREE MONTHS ENDED                            YEAR ENDED
                 in  thousands,  except  per      MARCH 31,       JUNE 30,     SEPTEMBER 30,    DECEMBER 31,       DECEMBER 31,
                 share data                         1996            1996           1996             1996               1996
                 --------------------------------------------------------------------------------------------------------------
                 Revenue . . . . . . . . . .          $6,048         $6,241          $6,663           $6,431           $25,383
                 Operating income  . . . . .             573            744             812              374             2,503
                 Net income  . . . . . . . .             371            561             713              426             2,071
                 Pro  forma  net  income per
                   common share  . . . . . .          $  .10         $  .12          $  .12           $  .07           $   .41



                                                                     THREE MONTHS ENDED                            YEAR ENDED
                 in  thousands,  except  per      MARCH 31,       JUNE 30,     SEPTEMBER 30,    DECEMBER 31,       DECEMBER 31,
                 share data                         1995            1995           1995             1995               1995
                 --------------------------------------------------------------------------------------------------------------
                 Revenue . . . . . . . . . .     $  4,645       $  5,288       $   5,324         $  5,999          $  21,256
                 Operating income  . . . . .          194            449             468              555              1,666
                 Net income  . . . . . . . .          163            380             361              477              1,381
                 Pro  forma  net  income per
                   common share  . . . . . .     $    .03       $    .08       $     .08         $    .11          $     .30

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


                                    PART III

  Certain information required by Part III is omitted from this report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information with respect to the directors of the Company is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders scheduled to be held on May 14, 1997.

  The executive officers of the Company as of March 1, 1997 are listed below:

                      NAME                         AGE                          POSITION
--------------------------------------------------------------------------------------------------------------
 Michael E. Korybalski . . . . . . . . . . . .     50     Chief Executive Officer and Chairman of the Board
 Robert R. Ryan  . . . . . . . . . . . . . . .     39     President and Chief Operating Officer
 John C. Angell  . . . . . . . . . . . . . . .     48     Vice President, Chief Technical Fellow and Director
 Alexander J. Dinu . . . . . . . . . . . . . .     39     Vice President -- North American Sales and Service
 Raymond J. Gaynor . . . . . . . . . . . . . .     48     Vice President -- Asia-Pacific Operations
 Michael Hoffmann  . . . . . . . . . . . . . .     40     Vice President -- European Operations
 David Peralta . . . . . . . . . . . . . . . .     29     Vice President and Chief Financial Officer
 Patrick R. Turner . . . . . . . . . . . . . .     38     Vice President -- Product Development
 James E. Vincke . . . . . . . . . . . . . . .     41     Vice President -- Administration

  Michael E. Korybalski, a co-founder of MDI, is currently Chief Executive Officer and Chairman of the Board and a director of the Company. From 1984 to February 1997, Mr. Korybalski served as President of the Company. From 1977 to 1984, Mr. Korybalski served as Vice President and General Manager of the Company. From 1973 to 1977, he was employed as a product engineer with Ford Motor Company. Mr. Korybalski holds B.S.E. and M.S.E. degrees in mechanical engineering, as well as an M.B.A., from the University of Michigan.

  Robert R. Ryan became the President of the Company in February 1997 and since 1991 has served as the Chief Operating Officer of the Company. Dr. Ryan served as the Company's Executive Vice President from 1991 to February 1997. From 1988 through 1991, Dr. Ryan served as the Company's Vice President of Product Development. Before joining the Company, Dr. Ryan held various positions in sales and engineering services at Structural Dynamics Research Corporation, and served briefly on the engineering faculty at the University of Michigan. Dr. Ryan holds a B.S. degree from the University of Cincinnati and M.S. and Ph.D. degrees in applied mechanics from Stanford University.

  John C. Angell, a co-founder of the Company, has served as a Vice President and as Chief Technical Fellow and director of the Company since 1977. Mr. Angell holds B.S.E. and M.S.E. degrees in mechanical engineering from the University of Michigan.

  Alexander J. Dinu has served as the Company's Vice President -- North American Sales and Service since August 1996. From 1993 through August 1996, Mr. Dinu served as Account Manager with Parametric Technology Corporation. From 1991 to 1993, he served as Marketing Representative at Pansophic Systems. From 1987 to 1990, Mr. Dinu served as Vice President of Sales and Marketing for Computer Strategies, Inc. Mr. Dinu holds a bachelors degree in business administration from Western Michigan University.

  Raymond J. Gaynor became the Company's Vice President -- Asia-Pacific Operations in February 1997. Mr. Gaynor served as the Company's Managing Director -- Asia-Pacific Operations from 1995 through February 1997. From 1989 through 1995, Mr. Gaynor served as the Company's Director of International Sales. From 1983 through 1988, he was an employee at Schlumberger Technologies, Inc. (now Applicon, Inc.) serving as Country Manager, Manager of Major Accounts Marketing and as Product Marketing Manager.

  Michael Hoffmann became the Company's Vice President -- European Operations in November 1996. Dr. Hoffmann served as the Company's Managing Director -- European Operations from 1994 through February 1997. From 1993 through 1994, Dr. Hoffmann served as Managing Director of TEDAS Mechanical Systems GmbH, a shareholder of the Company. From 1991 through 1992, he served as Technical Director of TEDAS GmbH. Dr. Hoffmann holds masters and doctorate degrees in civil engineering from the Technological University of Darmstadt.

  David Peralta became the Company's Vice President, Chief Financial Officer and Treasurer in February 1997, and served as Controller of the Company from 1993 to February 1997. From 1992 to 1993, Mr. Peralta served as Assistant Corporate Controller at OVAKO Ajax, Inc. From 1989 through 1992, he served as an auditor at Coopers & Lybrand. Mr. Peralta is a licensed Certified Public Accountant in the State of Michigan. Mr. Peralta holds a bachelors degree in accounting from the University of Michigan.

  Patrick R. Turner has served as Vice President -- Product Development of the Company since 1993. From 1989 to 1993, Mr. Turner was employed by the Company as the Manager of the Preview Group and, more recently, the Director of Interface Products. Mr. Turner holds a B.S. in Mechanical Engineering from Michigan Technological University and a M.S. in Mechanical Engineering from the Massachusetts Institute of Technology.

  James E. Vincke became the Company's Vice President -- Administration in February 1997. Mr. Vincke served as Vice President and Chief Financial Officer of the Company from 1989 to February 1997 and has served in various positions with the Company since 1979. Mr. Vincke holds B.S.E. and M.S.E. degrees in mechanical engineering, as well as an M.B.A., from the University of Michigan.


ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders scheduled to be held on May 14, 1997.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders scheduled to be held on May 14, 1997.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


ITEM 14(A)1. FINANCIAL STATEMENTS

   Report of Independent Public Accountants
   Consolidated Balance Sheets as of December 31, 1996 and 1995
   Consolidated Statements of Income for the Years Ended December 31, 1996,
     1995 and 1994
   Consolidated Statements of Shareholders' Equity (Deficit) for the Years
     Ended December 31, 1996, 1995 and 1994
   Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
     1995 and 1994
   Notes to Consolidated Financial Statements


ITEM 14(A)2. FINANCIAL STATEMENT SCHEDULES

   None.


ITEM 14(A)3. EXHIBITS

   NUMBER                                                  EXHIBIT
-------------------------------------------------------------------------------
    (3.1) Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 333-2900

    (3.2) Restated Bylaws, incorporated herein by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1, Registration No. 333-2900

    (4.2) Line of Credit Promissory Note between KeyBank National Association and the Company dated December 30, 1996

    (11)      Statement Re Computation Of Per Share Earnings Per Share

    (21)      Subsidiaries Of The Registrant

   (23.1)     Consent Of Independent Public Accountants

    (27)      Financial Data Schedule



ITEM 14(B). REPORTS ON FORM 8-K

  None.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 1997                        MECHANICAL DYNAMICS, INC.
                                             (Registrant)



                                          By:/s/ Michael E. Korybalski
                                             -------------------------
                                             Michael E. Korybalski
                                             Chairman of the Board



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURES                                         TITLE                               DATE
          ----------                                         -----                               ----
/s/ Michael E. Korybalski                              Chairman of the Board and            March 27, 1997
-----------------------------------
Michael E. Korybalski                                  Chief Executive Officer
                                                       (Principal Executive Officer)
/s/ David Peralta
-----------------------------------                    Chief Financial Officer              March 26, 1997
David Peralta                                          (Principal
                                                       Financial and Accounting Officer)
/s/ Herbert S. Amster
-----------------------------------                    Director                             March 27, 1997
Herbert S. Amster

/s/ John C. Angell
-----------------------------------                    Director                             March 27, 1997
John C. Angell

/s/ David E. Cole
----------------------------------                     Director                             March 25, 1997
David E. Cole

/s/ Joseph F. Gloudeman
----------------------------------                     Director                             March 25, 1997
Joseph F. Gloudeman

/s/ Mitchell I. Quain
----------------------------------                     Director                             March 25, 1997
Mitchell I. Quain

                               INDEX TO EXHIBITS


 NUMBER                                               EXHIBIT TITLE
------------------------------------------------------------------------------------------------------------
  (3.1)     Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.2 to the
            Company's Registration Statement on Form S-1, Registration No. 333-2900

  (3.2)     Restated Bylaws, incorporated herein by reference to Exhibit 3.4 to the Company's Registration
            Statement on Form S-1, Registration No. 333-2900

  (4.2)     Line of Credit Promissory Note between KeyBank National Association and the Company dated
            December 30, 1996

  (11)      Statement Re Computation Of Per Share Earnings

  (21)      Subsidiaries Of The Registrant

 (23.1)     Consent Of Independent Public Accountants

  (27)      Financial Data Schedule
