Form 10-Q
period 1997-03-31
MECHANICAL DYNAMICS INC \MI\
filed 1997-05-12
CIK 1011451

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the  fiscal period ended:  MARCH 31, 1997

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



The number of outstanding shares of the Registrant's common stock, as of April 30, 1997, was 5,770,681.

                           MECHANICAL DYNAMICS, INC.

                                   FORM 10-Q
                               TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

        Condensed Consolidated Balance Sheets
        March 31, 1997 and December 31 1996.................................  3

        Condensed Consolidated Statements of Income
        Three Months Ended March 31, 1997 and 1996..........................  4

        Condensed Consolidated Statements of Cash Flows
        Three Months Ended March 31, 1997 and 1996..........................  5

        Notes to Condensed Consolidated Financial Statements................  6

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................  7

PART II - OTHER INFORMATION
 Item 6. Exhibits and Reports on Form 8-K................................... 12

SIGNATURES.................................................................. 13

INDEX TO EXHIBITS........................................................... 14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                           MARCH 31,   DECEMBER 31,
in thousands                                 1997          1996
------------------------------------------------------------------
                                           (Unaudited)
                                   ASSETS
                                   -------
Current assets:
 Cash and cash equivalents............     $ 21,172      $ 20,570
 Accounts receivable..................        5,131         5,019
 Prepaid and deferred expenses........          922         1,074
                                           --------      --------
     Total current assets.............       27,225        26,663
                                           --------      --------
Net property and equipment............        1,759         1,643
                                           --------      --------
Total other assets....................        1,479         1,506
                                           --------      --------
                                           $ 30,463      $ 29,812
                                           ========      ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    -------------------------------------

Current liabilities:
 Borrowings under line of credit......           42            45
 Accounts payable.....................          648           762
 Accrued expenses.....................        2,902         2,982
 Deferred revenue.....................        4,029         3,671
                                           --------      --------
     Total current liabilities........        7,621         7,460
                                           --------      --------
Redeemable common stock                         167           167
                                           --------      --------
Shareholders' equity:
 Common stock.........................       19,646        19,583
 Preferred stock......................           --            --
 Retained earnings....................        3,023         2,546
 Cumulative translation adjustment....            6            56
                                           --------      --------
     Total shareholders' equity.......       22,675        22,185
                                           --------      --------
                                           $ 30,463      $ 29,812
                                           ========      ========

The accompanying notes are an integral part of these consolidated statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           ---------------------
in thousands, except per share data                            1997       1996
--------------------------------------------------------------------------------
Revenue:
 Software licenses.....................................    $    3,920 $    3,841
 Services..............................................         2,781      2,207
                                                           ---------- ----------
     Total revenue.....................................         6,701      6,048
                                                           ---------- ----------
Cost of revenue:
 Software licenses.....................................           103        200
 Services..............................................         1,604      1,361
                                                           ---------- ----------
     Total cost of revenue.............................         1,707      1,561
                                                           ---------- ----------
Gross profit...........................................         4,994      4,487
                                                           ---------- ----------
Operating expenses:
 Sales and marketing...................................         2,594      2,344
 Research and development..............................         1,074        886
 General and administrative............................           812        684
                                                           ---------- ----------
     Total operating expenses..........................         4,480      3,914
                                                           ---------- ----------
Operating income.......................................           514        573
Other income (expense), net............................           167          1
                                                           ---------- ----------
Income before income taxes.............................           681        574
Provision for income taxes.............................           204        203
                                                           ---------- ----------
Net income.............................................    $      477 $      371
                                                           ========== ==========
Pro Forma net income per common share..................    $     0.08 $     0.10
                                                           ========== ==========
Weighted average common and common equivalent shares...     5,865,979  3,878,987
                                                           ========== ==========

The accompanying notes are an integral part of these condensed consolidated statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     --------------------
in thousands                                                             1997       1996
----------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income.........................................................  $    477    $   371
 Adjustments to reconcile net income to net cash provided by operating activities --
  Depreciation and amortization.....................................       207        141
  (Gain) loss on disposal of assets.................................        (8)        --
  Changes in assets and liabilities --
   Accounts receivable..............................................        37        249
   Prepaid and deferred expenses....................................       205        (38)
   Other assets.....................................................        14       (129)
   Accounts payable.................................................      (222)       (79)
   Accrued expenses.................................................      (120)      (267)
   Deferred revenue.................................................       288        128
                                                                      --------    -------
     Net cash provided by operating activities......................       878        376
                                                                      --------    -------
Cash flows from investing activities:
 Proceeds from sale of property and equipment.......................        21         --
 Purchases of property and equipment................................      (348)       (84)
                                                                      --------    -------
     Net cash used in investing activities..........................      (327)       (84)
                                                                      --------    -------
Cash flows from financing activities:
 Net borrowings (payments) under line of credit agreements..........        (3)        12
 Proceeds from issuance of common stock.............................        63         63
 Proceeds from collections on subscriptions receivable..............        --         10
                                                                      --------    -------
     Net cash provided by financing activities......................        60         85
                                                                      --------    -------
Effect of exchange rate changes on cash.............................        (9)        --
                                                                      --------    -------
Net increase in cash................................................       602        377
Cash at beginning of period.........................................    20,570      1,141
                                                                      --------    -------
Cash at end of period...............................................  $ 21,172    $ 1,518
                                                                      ========    =======
Supplemental disclosures of cash flow information --
 Interest paid......................................................  $      1    $     6
                                                                      ========    =======
 Income taxes paid..................................................  $     95    $   116
                                                                      ========    =======

 The accompanying notes are an integral part of these consolidated statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of Mechanical Dynamics, Inc. ("MDI" or the "Company") and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996.

     Operating results for the three-month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results that may be expected for the full year.


(2) - EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." The Company will be required to adopt this new standard for the year and the quarter ended December 31, 1997. Early adoption is not permitted. The primary requirements of this standard include: (1) the replacement of primary earnings per share with basic earnings per share, which eliminates the dilutive effect of stock options and warrants; (2) the use of average share price in applying the treasury method to compute dilution for stock options and warrants for diluted earnings per share; and (3) a disclosure reconciling the numerator and denominator of earnings per share calculations. The Company believes that the implementation of this standard will not have a material effect on its consolidated financial statements for the periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides an analysis of the Company's financial condition and results of operations, and should be read in conjunction with the Company's condensed consolidated financial statements and the notes thereto included in Item 1 of this Form 10-Q.

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

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

     Except for the historical information contained in this report, the matters herein contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. These forward-looking statements include, but are not limited to, revenue levels, including the level of international revenue, certain costs and operating expense levels, the level of other income, the Company's liquidity and capital needs and various business environment and trend information.
Actual future results and trends may differ materially depending on a variety of factors, including the volume and timing of orders received during the quarter, the mix of and changes in distribution channels through which the Company's products are sold, the timing and acceptance of new products and product enhancements of the Company or its competitors, changes in pricing, the level of the Company's sales of third party products, purchasing patterns of distributors and customers, competitive conditions in the industry, business cycles affecting the markets in which the Company's products are sold, extraordinary events, such as litigation or acquisitions, including related charges, and economic conditions generally or in various geographic areas. All of the foregoing factors are difficult to forecast. The future operating results of the Company may fluctuate as a result of these and other risk factors detailed from time-to-time in the Company's Securities and Exchange Commission reports.

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

RESULTS OF OPERATIONS

     REVENUE


                                                THREE MONTHS ENDED MARCH 31,
                                               ------------------------------
dollars in thousands                             1997    % CHANGE     1996
-----------------------------------------------------------------------------
Software licenses..........................    $ 3,920      2.1%     $ 3,841
 % of total revenue........................       58.5%                 63.5%

Services...................................    $ 2,781     26.0%     $ 2,207
 % of total revenue........................       41.5%                 36.5%

Total revenue..............................    $ 6,701     10.8%     $ 6,048

     The Company's total revenue increased 10.8% to $6.7 million in the first quarter of 1997 from $6.0 million in the first quarter of 1996. The growth in revenue resulted primarily from an increase in the services provided to the Company's customers, as well as from increased sales of the Company's software products.

     Revenue from international customers accounted for approximately 53.8% and 65.4% of the Company's total revenue in the first quarter of 1997 and 1996, respectively. The decrease in international revenue as a percent of total revenue was due, in part, to a $280,000 decline in revenue from the licensing of third party software products through the Company's European subsidiaries. This decline resulted primarily from the planned termination of a licensing agreement with a third party software company in March 1996. In addition, the strengthening of the dollar in 1997, relative to the European and Japanese currencies, negatively affected international revenue in the first quarter of 1997 by approximately $275,000. Since most of the Company's international operating expenses were incurred in foreign currencies, the net impact of exchange rate fluctuations on income from operations was considerably less than the impact on revenue. If the dollar continues to strengthen in 1997 relative to the European and Japanese currencies, the Company's international revenue will be negatively impacted, which could have a material adverse effect on the Company's consolidated results of operations. The Company expects that international revenue will continue to account for a significant portion of its total revenue in future periods.

     Software licenses revenue consists primarily of license fees for the Company's software products and, to a lesser extent, license fees for third party software products licensed through the Company's European subsidiaries. Software licenses revenue grew 2.1% over the first quarter of 1996 to approximately $3.9 million in the first quarter of 1997. Excluding the $280,000 decline in license revenue from third party software products mentioned above, software licenses revenue grew 10.1% in the first quarter of 1997 as compared to the first quarter of 1996. This increase resulted from a higher volume of sales of the Company's software products.

     Services revenue consists of revenue from software maintenance agreements and professional services, including consulting, training and funded research and development. Services revenue grew 26.0% over the first quarter of 1996 to approximately $2.8 million in the first quarter of 1997. Both the software maintenance and the professional service components of services revenue continued to experience solid growth during the first quarter 1997. The overall increase in services revenue reflects the Company's continued emphasis on providing total solutions to its customers.

     COST OF REVENUE


                                                THREE MONTHS ENDED MARCH 31,
                                               -----------------------------
dollars in thousands                              1997   % CHANGE    1996
----------------------------------------------------------------------------
Cost of software licenses..................     $  103   (48.5%)    $  200
 % of software licenses revenue............        2.6%                5.2%

Cost of services...........................     $1,604    17.9%     $1,361
 % of services revenue.....................       57.7%               61.7%

     Cost of software licenses includes software royalty fees, media costs, payroll and other costs attributable to software documentation and distribution, and an allocation of depreciation, utilities and other overhead expenses incurred by the Company. Cost of software licenses revenue decreased 48.5% from the first quarter of 1996 to approximately $103,000 in the first quarter of 1997. The decrease was primarily due to lower royalties paid to third parties whose products are licensed through the Company's European subsidiaries.

     Cost of services includes payroll and overhead expenses attributable to hotline support, consulting, training and funded research and development. Cost of services revenue grew 17.9% from the first quarter of 1996 to approximately $1.6 million in the first quarter of 1997. The increase resulted from the hiring of additional employees to support the growth in services provided to the Company's customers during 1997. Cost of services as a percent of service revenue decreased from 61.7% in the first quarter of 1996 to 57.7 % in the first quarter of 1997, primarily as a result of the strong growth experienced in the higher-margin software maintenance component of services revenue.


     OPERATING EXPENSES


                                                 THREE MONTHS ENDED MARCH 31,
                                               -------------------------------
dollars in thousands                              1997   % CHANGE    1996
------------------------------------------------------------------------------
Sales and marketing........................    $ 2,594    10.7%     $ 2,344
 % of total revenue........................       38.7%                38.8%

Research and development...................    $ 1,074    21.2%     $   886
 % of total revenue........................       16.0%                14.6%

General and administrative.................    $   812    18.7%     $   684
 % of total revenue........................       12.1%                11.3%

     Sales and marketing expenses include costs associated with the Company's sales channels, such as personnel, commissions, sales office costs, travel, promotional events, sales order processing, including license administration and order fulfillment, and advertising and public relations programs. Sales and marketing expenses also include an allocation of overhead expenses incurred by the Company. The absolute dollar increase in sales and marketing expenses during the first quarter of 1997 as compared to the first quarter of 1996 resulted from the Company's continued expansion of its worldwide sales and marketing organization. Total sales and marketing headcount increased to 55 at March 31, 1997, an increase of 22.2% from 45 at March 31, 1996. The Company expects to continue to expand its sales and marketing organization in the future to meet the growing demand for its products and services.

     Research and development expenses include all payroll costs attributable to research and development activities. Research and development expenses also include an allocation of overhead expenses incurred by the Company. The absolute dollar increase in research and development expenses during the first quarter of 1997 as compared to the first quarter of 1996 primarily resulted from an increase in personnel and related costs in support of expanded product development efforts. The Company intends to continue to invest significant resources in research and development in the future.

     General and administrative expenses include the cost of salaries, employee benefits and other payroll costs associated with the Company's finance, accounting, human resources, information systems and executive management functions. General and administrative expenses also include an allocation of overhead expenses incurred by the Company. General and administrative expenses increased 18.7% during the first quarter of 1997 as compared to the first quarter of 1996. The absolute dollar increase in these expenses was primarily due to additional expenses incurred to support the Company's worldwide growth, as well as to support the operations of a publicly-traded company. The Company expects general and administrative expenses to increase in absolute dollars in the future. However, these expenses may vary as a percentage of total revenue from period to period.


     OTHER INCOME (EXPENSE), NET


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------
dollars in thousands                                  1997    % CHANGE   1996
-------------------------------------------------------------------------------
Other income (expense), net....................      $ 167     >100.0%  $   1
 % of total revenue............................        2.5%                 --

     Other income (expense), net consists of net interest income (expense), foreign currency transaction gain (loss) and gain (loss) on the disposal of property and equipment. The increase in other income (expense), net in the first quarter of 1997 as compared to the first quarter of 1996 primarily resulted from interest earned on the $17.8 million in net proceeds raised from the Company's initial public offering in May 1996, as well as interest earned on cash generated from operations over the past year. The increase was partially offset by increased foreign currency transaction losses incurred during 1997.


     PROVISION FOR INCOME TAXES

     The Company's effective income tax rate was 30.0% and 35.4% for the first quarter of 1997 and 1996, respectively. The difference between the effective rate and the statutory federal rate during the first quarter of 1997 was primarily due to the benefits of tax-exempt interest income and the Company's foreign sales corporation.


     EMPLOYEES

     The number of the Company's worldwide employees increased 20.1% to 173 at March 31, 1997, compared with 144 at March 31, 1996. Employment increased significantly to support the Company's growing operations worldwide.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $21.2 million at March 31, 1997, compared to $20.6 million at December 31, 1996. The increase in cash and cash equivalents of $602,000 during the first quarter of 1997 primarily resulted from the $878,000 in cash flow generated from operations, which was offset by the $348,000 in cash used to purchase property and equipment.

     At March 31, 1997, the Company's principal commitments consisted of obligations under operating leases for facilities and equipment. The Company had no borrowings under long-term debt arrangements at March 31, 1997.

     The Company has an agreement with its principal bank for an unsecured $3.0 million line of credit. No borrowings were outstanding under this agreement as of March 31, 1997. The Company's subsidiaries in Germany, Italy, Sweden, and France also have line of credit and overdraft facilities that provide for aggregate borrowing availability of approximately $660,000. Approximately $42,000 in borrowings were outstanding under these facilities as of March 31, 1997.

     In January 1997, the Company announced that the Board of Directors had authorized the Company to repurchase up to 500,000 shares of its common stock. As of March 31, 1997, no shares of common stock had been repurchased.

     In April 1997, the Company established a Japanese subsidiary, Mechanical Dynamics Japan K.K., through a joint venture agreement with Information Services International-Dentsu Ltd. ("ISI-Dentsu") of Tokyo, Japan, the distributor of the Company's software in Japan. The Company owns 66% of Mechanical Dynamics Japan K.K., with ISI-Dentsu holding the remaining minority portion. Pursuant to the agreement, the Company and ISI-Dentsu will make combined capital contributions of approximately $1.3 million to Mechanical Dynamics Japan K.K. through the second quarter of 1997. Mechanical Dynamics Japan K.K. will provide consulting and other professional services directly to customers in Japan, and will support ISI-Dentsu in marketing the Company's software in Japan.

     Long-term cash requirements, other than for normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, financing growth, repurchases of the Company's common stock and the possible acquisition of software products, technologies and businesses complementary to the Company's business. The Company believes that cash flows from operations, together with existing cash balances, and available borrowings will be adequate to meet the Company's cash requirements for working capital, capital expenditures and stock repurchases for the next twelve months and the foreseeable future. The Company has not paid dividends during the period from 1994 through the first of quarter of 1997 and intends to continue its policy of retaining earnings to finance future growth.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(A)  EXHIBITS


 NUMBER                                  EXHIBIT
-------------------------------------------------------------------------------
 (2)    Joint Venture Agreement between Mechanical Dynamics, Inc. and
        Information Services International - Dentsu, Ltd.

 (11)   Statement Re Computation of Per Share Earnings

 (27)   Financial Data Schedule

(B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the three months ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 12, 1997           MECHANICAL DYNAMICS, INC.
                              (Registrant)


                         By:  /s/ Michael E. Korybalski
                              --------------------------------------------------
                              Michael E. Korybalski
                              Chairman of the Board and Chief Executive Officer (Principal Executive Officer)



                         By:  /s/ David Peralta
                              --------------------------------------------------
                              David Peralta
                              Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS



NUMBER                               EXHIBIT TITLE
------  ------------------------------------------------------------------------
 (2)    Joint Venture Agreement between Mechanical Dynamics, Inc. and
         Information Services International - Dentsu, Ltd.

 (11)   Statement Re Computation of Per Share Earnings

 (27)   Financial Data Schedule