Form 10-Q
period 1997-06-30
MECHANICAL DYNAMICS INC \MI\
filed 1997-08-13
CIK 1011451

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the  fiscal period ended:  JUNE 30, 1997

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



The number of outstanding shares of the Registrant's common stock, as of August 8, 1997, was 5,781,991.

                           MECHANICAL DYNAMICS, INC.

                                   FORM 10-Q
                               TABLE OF CONTENTS



                                                                       PAGE
                                                                       ----

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets
          June 30, 1997 and December 31, 1996 ......................     3

          Condensed Consolidated Statements of Income
          Three and Six Months Ended June 30, 1997 and 1996 ........     4

          Condensed Consolidated Statements of Cash Flows
          Six Months Ended June 30, 1997 and 1996 ..................     5

          Notes to Condensed Consolidated Financial Statements .....     6

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations ..........     7

PART II - OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security
            Holders ................................................    12

  Item 6. Exhibits and Reports on Form 8-K .........................    12

SIGNATURES .........................................................    13

INDEX TO EXHIBITS ..................................................    14

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  JUNE 30,         DECEMBER 31,
in thousands                                        1997              1996
--------------------------------------------------------------------------------
                                                (Unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                       $20,784             $20,570
  Accounts receivable                               5,954               5,019
  Prepaid and deferred expenses                     1,079               1,074
--------------------------------------------------------------------------------
    Total current assets                           27,817              26,663
--------------------------------------------------------------------------------
Net property and equipment                          1,913               1,643
Other assets                                        1,485               1,506
--------------------------------------------------------------------------------
Total assets                                      $31,215             $29,812
================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Borrowings under lines of credit                $    38             $    45
  Accounts payable                                    508                 762
  Accrued expenses                                  2,755               2,982
  Deferred revenue                                  3,928               3,671
--------------------------------------------------------------------------------
    Total current liabilities                       7,229               7,460
--------------------------------------------------------------------------------
Minority interest                                     448                   0
Redeemable common stock                               167                 167
Shareholders' equity:
  Common stock                                     19,713              19,583
  Preferred Stock                                       0                   0
  Retained earnings                                 3,612               2,546
  Cumulative translation adjustment                    46                  56
--------------------------------------------------------------------------------
    Total shareholders' equity                     23,371              22,185
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity        $31,215             $29,812
================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)



                                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                    JUNE 30,                               JUNE 30,
                                                        -------------------------------        --------------------------------
in thousands except share and per share data                1997                1996               1997                 1996
===================================================================================================================================
Revenue:
  Software licenses                                        $3,996               $3,678            $7,916                $7,519
  Services                                                  3,209                2,563             5,990                 4,770
-----------------------------------------------------------------------------------------------------------------------------------
    Total revenue                                           7,205                6,241            13,906                12,289
-----------------------------------------------------------------------------------------------------------------------------------
Cost of revenue:
  Software licenses                                           189                  158               292                   358
  Services                                                  1,658                1,332             3,262                 2,693
-----------------------------------------------------------------------------------------------------------------------------------
    Total cost of revenue                                   1,847                1,490             3,554                 3,051
-----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                5,358                4,751            10,352                 9,238
-----------------------------------------------------------------------------------------------------------------------------------
Operating expenses:
  Sales and marketing                                       2,897                2,453             5,491                 4,797
  Research and development                                  1,061                  869             2,135                 1,755
  General and administrative                                  772                  685             1,584                 1,369
-----------------------------------------------------------------------------------------------------------------------------------
    Total operating expenses                                4,730                4,007             9,210                 7,921
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                              628                  744             1,142                 1,317
Other income, net                                             189                   75               356                    76
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and minority interest              817                  819             1,498                 1,393
Provision for income taxes                                    247                  258               451                   461
-----------------------------------------------------------------------------------------------------------------------------------
Net income before minority interest                           570                  561             1,047                   932
Minority interest in net income (loss) of subsidiary          (19)                   0               (19)                    0
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                   $589                 $561            $1,066                  $932
===================================================================================================================================
Net income per common share                                 $0.10                $0.12             $0.18                 $0.22
===================================================================================================================================
Common and common equivalent shares                     5,828,778            4,729,217         5,877,117             4,294,985
===================================================================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                JUNE 30,              JUNE 30,
IN THOUSANDS                                                      1997                  1996
===============================================================================================
Cash flows from operating activities:
  Net income                                                    $ 1,066              $   932
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                 450                  262
      Provision (credit) for deferred income taxes                    0                  (35)
      (Gain) loss on disposal of assets, net                         13                    4
      Minority interest in net income (loss) of subsidiary          (19)                   0
      Changes in assets and liabilities:
        Accounts receivable                                        (721)                 (91)
        Prepaid and deferred expenses                                67                  (20)
        Other assets                                                (14)                  34
        Accounts payable                                           (407)                 (51)
        Accrued expenses                                           (275)                 489
        Deferred revenue                                            160                  530
-----------------------------------------------------------------------------------------------
          Net cash provided by operating activities                 320                2,054
-----------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from the sale of property and equipment                   22                    0
  Purchases of property and equipment                              (751)                (230)
-----------------------------------------------------------------------------------------------
          Net cash used in investing activities                    (729)                (230)
-----------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings (payments) under line of credit agreements          (7)                 (49)
  Proceeds from the issuance of common stock                        130               17,850
  Proceeds from collections on subscriptions receivable               0                   10
  Minority investment in consolidated subsidiary                    467                    0
-----------------------------------------------------------------------------------------------
          Net cash provided by financing activities                 590               17,811
-----------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                              33                    9
-----------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                           214               19,644
Cash and cash equivalents at beginning of period                 20,570                1,141
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $20,784              $20,785
===============================================================================================
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                         $7                  $17
    Income taxes                                                   $403                 $234
===============================================================================================


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

     Operating results for the three and six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for the full year.


(2)  - EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." The Company will be required to adopt this new standard for the year and the quarter ended December 31, 1997. Early adoption is not permitted. The primary requirements of this standard include: (1) the replacement of primary earnings per share with basic earnings per share, which eliminates the dilutive effect of stock options and warrants; (2) the use of average share price in applying the treasury method to compute dilution for stock options and warrants for diluted earnings per share; and (3) a disclosure reconciling the numerator and denominator of earnings per share calculations. The Company believes that the implementation of this standard will not have a material effect on it's consolidated financial statements for the periods presented.


(3)  - FINANCING ARRANGEMENTS

     In June 1997, the Company entered into an agreement with its principal bank for a $4.0 million line of credit facility. The agreement expires on June 30, 1999. No borrowings were outstanding under this agreement as of June 30, 1997.


(4)  - MINORITY INTEREST

     In April 1997, the Company established a Japanese subsidiary, Mechanical Dynamics Japan K.K., through a joint venture agreement with Information Services International-Dentsu Ltd. ("ISI-Dentsu") of Tokyo, Japan, the distributor of the Company's software in Japan. The Company owns 66% of Mechanical Dynamics Japan K.K., while ISI-Dentsu owns a 34% minority interest. Pursuant to the agreement, the Company and ISI-Dentsu made combined capital contributions of approximately $1,372,000 to Mechanical Dynamics Japan K.K. through the second quarter of 1997. Mechanical Dynamics Japan K.K. will provide consulting and other professional services directly to customers in Japan, and will support ISI-Dentsu in marketing the Company's software in Japan.


(5)  - REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY

     In July 1997, the redemption privileges associated with the remaining 20,843 shares of redeemable common stock expired. The redemption privileges on these shares of redeemable common stock outstanding were exercisable at $8.00 per share between June 15, 1997 and July 14, 1997.

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

RESULTS OF OPERATIONS

     REVENUE

                             THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                          --------------------------------     --------------------------------
dollars in thousands       1997          1996     % CHANGE       1997       1996    % CHANGE
===============================================================================================
Software licenses         $3,996        $3,678     8.6%        $ 7,916    $ 7,519     5.3%
  % of total revenue       55.5%         58.9%                   56.9%      61.2%

Services                  $3,209        $2,563    25.2%        $ 5,990    $ 4,770    25.6%
  % of total revenue       44.5%         41.1%                   43.1%      38.8%

-----------------------------------------------------------------------------------------------
Total revenue             $7,205        $6,241    15.4%        $13,906    $12,289    13.2%
===============================================================================================



     The Company's total revenue increased 15.4% and 13.2% during the three and six month periods ended June 30, 1997, respectively, as compared to similar periods in 1996. The growth in revenue primarily resulted from an increase in the services provided to the Company's customers, as well as from increased sales of the Company's software products.

     Revenue from international customers accounted for approximately 62.7% and 59.2% of the Company's total revenue during the three months ended June 30, 1997 and 1996, respectively. International revenue accounted for approximately 58.4% and 62.2% of total revenue during the six months ended June 30, 1997 and 1996, respectively. The decrease in international revenue as a percent of total revenue during the six month period ended June 30, 1997, as compared to the similar period in 1996, was due, in part, to the strengthening of the dollar in 1997 relative to the European and Japanese currencies. The strengthening of the dollar negatively affected the Company's international revenue during the first six months of 1997 by approximately $600,000. Since most of the Company's international operating expenses were incurred in foreign currencies, the net impact of exchange rate fluctuations on income from operations was considerably less than the impact on revenue. If the dollar continues to strengthen in 1997 relative to the European and Japanese currencies, the Company's international revenue will be negatively impacted, which could have a material adverse effect on the Company's consolidated results of operations. The decrease in international revenue as a percent of total revenue during the six month period ended June 30, 1997, as compared to the similar period in 1996, was also due, in part, to a $280,000 decline in revenue from the licensing of a third party's software products through the Company's European subsidiaries. This resulted from the planned termination of the Company's licensing agreement with the third party software company in March 1996. The Company expects that international revenue will continue to account for a significant portion of its total revenue in future periods.

     Software licenses revenue consists primarily of license fees for the Company's software products and, to a lesser extent, license fees for third party software products licensed through the Company's European subsidiaries. Software licenses revenue increased 8.6% and 5.3% during the three and six month periods ended June 30, 1997, respectively, as compared to similar periods in 1996. Excluding the $280,000 decline in license revenue from a third party's software products mentioned above, software licenses revenue grew 8.6% and 9.4% during the three and six month periods ended June 30, 1997, respectively, as compared to similar periods in 1996. These increases resulted from a higher volume of sales of the Company's software products.

     Services revenue consists of revenue from software maintenance agreements and professional services, including consulting, training and funded research and development. Services revenue increased 25.2% and 25.6% during the three and six month periods ended June 30, 1997, respectively, as compared to similar periods in 1996. Both the software maintenance and the professional service components of services revenue have experienced solid growth during the first six months of 1997. The overall increase in services revenue reflects the Company's continued emphasis on providing total solutions to its customers.

COST OF REVENUE

                                              THREE MONTHS ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,
                                      --------------------------------------          -----------------------------------------
dollars in thousands                    1997            1996        % CHANGE            1997            1996           % CHANGE
===============================================================================================================================
Cost of software licenses             $  189          $  158          19.6%           $  292          $  358            -18.4%
  % of software licenses revenue        4.7%            4.3%                            3.7%            4.8%

Cost of services                      $1,658          $1,332          24.5%           $3,262          $2,693             21.1%
  % of services revenue                51.7%           52.0%                           54.5%           56.5%
===============================================================================================================================


     Cost of software licenses includes software royalty fees, media costs, payroll and other costs attributable to software documentation and distribution, and an allocation of depreciation, utilities and other overhead expenses incurred by the Company. Cost of software licenses revenue increased 19.6% from the second quarter of 1996 to approximately $189,000 in the second quarter of 1997. The $31,000 absolute dollar increase was due to additional royalties paid to third parties whose products are embedded in the Company's ADAMS software. The 18.4% decrease in cost of software licenses during the six month period ended June 30, 1997, as compared to a similar period in 1996, was primarily due to lower royalties paid to a third party whose products were licensed through the Company's European subsidiaries through the first quarter of 1996. This resulted from the planned termination of the Company's licensing agreement with the third party software company in March 1996.

     Cost of services includes payroll and overhead expenses attributable to hotline support, consulting, training and funded research and development.
Cost of services revenue grew 24.5% and 21.1% during the three and six month periods ended June 30, 1997, respectively, as compared to similar periods in 1996. These increases resulted from the hiring of additional employees to support the growth in services provided to the Company's customers during 1997.


  OPERATING EXPENSES

                                              THREE MONTHS ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,
                                      --------------------------------------          -----------------------------------------
dollars in thousands                    1997            1996        % CHANGE            1997            1996           % CHANGE
===============================================================================================================================
Sales and marketing                   $2,897          $2,453          18.1%           $5,491          $4,797            14.5%
  % of total revenue                   40.2%           39.3%                           39.5%           39.0%

Research and development              $1,061          $  869          22.1%           $2,135          $1,755            21.7%
  % of total revenue                   14.7%           13.9%                           15.4%           14.3%

General and administrative            $  772          $  685          12.7%           $1,584          $1,369            15.7%
  % of total revenue                   10.7%           11.0%                           11.4%           11.1%
===============================================================================================================================


     Sales and marketing expenses include costs associated with the Company's sales channels, such as personnel, commissions, sales office costs, travel, promotional events, sales order processing, including license administration and order fulfillment, and advertising and public relations programs. Sales and marketing expenses also include an allocation of overhead expenses incurred by the Company. The absolute dollar increase in sales and marketing expenses during the three and six month periods ended June 30, 1997, as compared to similar periods in 1996, resulted from the Company's continued expansion of its worldwide sales and marketing organization. Total sales and marketing employees increased to 61 at June 30, 1997, an increase of 35.6% from 45 at June 30, 1996. The Company expects to continue to expand its sales and marketing organization in the future to meet the growing demand for its products and services.

     Research and development expenses include all payroll costs attributable to research and development activities. Research and development expenses also include an allocation of overhead expenses incurred by the Company. The absolute dollar increase in research and development expenses during the three and six month periods ended June 30, 1997, as compared to similar periods in 1996, primarily resulted from an increase in personnel and related costs in support of expanded development efforts in general, including efforts associated with the July 1997 release of Version 9.0 of the company's ADAMS software. The Company intends to continue to invest significant resources in research and development in the future.

     General and administrative expenses include the cost of salaries, employee benefits and other payroll costs associated with the Company's finance, accounting, human resources, information systems and executive management functions. General and administrative expenses also include an allocation of overhead expenses incurred by the Company. General and administrative expenses increased 12.7% and 15.7% during the three and six month periods ended June 30, 1997, respectively, as compared to similar periods in 1996. The absolute dollar increases in these expenses were primarily due to additional expenses incurred to support the Company's worldwide growth, as well as to support the operations of a publicly-traded company. The Company expects general and administrative expenses to increase in absolute dollars in the future.
However, these expenses may vary as a percentage of total revenue from period to period.


   OTHER INCOME, NET

                                      THREE MONTHS ENDED JUNE 30,                       SIX MONTHS ENDED JUNE 30,
                                ----------------------------------------         ---------------------------------------
dollars in thousands            1997           1996             % CHANGE         1997          1996             % CHANGE
========================================================================================================================
Other income, net               $189            $75             152.0%           $356           $76             368.4%
  % of total revenue            2.6%           1.2%                              2.6%          0.6%


     Other income, net consists of net interest income (expense), foreign currency transaction gain (loss) and gain (loss) on the disposal of property and equipment. The increase in other income, net in the three and six month periods ended June 30, 1997, as compared to similar periods in 1996, primarily resulted from interest earned on the $17.8 million in net proceeds raised from the Company's initial public offering in May 1996, as well as interest earned on cash generated from operations over the past year. These increases were partially offset by increased foreign currency transaction losses incurred during 1997.


   PROVISION FOR INCOME TAXES

     The Company's effective income tax rate was 30.1% and 33.1% for the first six months of 1997 and 1996, respectively. The difference between the Company's effective rate and the 34.0% statutory federal rate during the first six months of 1997 was primarily due to the benefits of tax-exempt interest income and the Company's foreign sales corporation.


   MINORITY INTEREST IN NET INCOME (LOSS) OF SUBSIDIARY

     In April 1997, the Company established a Japanese subsidiary, Mechanical Dynamics Japan K.K., through a joint venture agreement with ISI-Dentsu of Tokyo, Japan, the distributor of the Company's software in Japan. The ($19,000) in minority interest in net income (loss) of subsidiary represents ISI Dentsu's 34% interest in the net loss of Mechanical Dynamics Japan K.K. during the second quarter of 1997.

  EMPLOYEES

     The number of the Company's worldwide employees increased 32.6% to 187 at June 30, 1997, compared with 141 at June 30, 1996. Employment increased significantly to support the Company's growing operations worldwide.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased $214,000 during the first six months of 1997 to $20.8 million at June 30, 1997, compared with $20.6 million at December 31, 1996. Through June 30, 1997, cash and cash equivalents increased primarily as a result of the $467,000 minority investment made into Mechanical Dynamics Japan K.K., $320,000 in cash generated from operations, and $130,000 in proceeds from stock issued under the Company's employee stock purchase plan. These increases were partially offset by the $751,000 in cash used to purchase property and equipment during 1997.

     At June 30, 1997, the Company's principal commitments consisted of obligations under operating leases for facilities and equipment. The Company had no borrowings under long-term debt arrangements at June 30, 1997.

     In June 1997, the Company entered into an agreement with its principal
bank for a $4.0 million line of credit facility.   No borrowings were
outstanding under this agreement as of June 30, 1997.   The Company's
subsidiaries in Germany, Italy, Sweden, and France also have line of credit and overdraft facilities that provide for aggregate borrowing availability of up to $660,000. Approximately $38,000 in borrowings were outstanding under these facilities as of June 30, 1997.

     In January 1997, the Company announced that the Board of Directors had authorized the Company to repurchase up to 500,000 shares of its common stock. As of June 30, 1997, no shares of common stock had been repurchased.

     In April 1997, the Company established a Japanese subsidiary, Mechanical Dynamics Japan K.K., through a joint venture agreement with ISI-Dentsu of Tokyo, Japan, the distributor of the Company's software in Japan. The Company owns 66% of Mechanical Dynamics Japan K.K., while ISI-Dentsu owns a 34% minority interest. Pursuant to the agreement, the Company and ISI-Dentsu made combined capital contributions of approximately $1,372,000 to Mechanical Dynamics Japan K.K. through the second quarter of 1997. Mechanical Dynamics Japan K.K. will provide consulting and other professional services directly to customers in Japan, and will support ISI-Dentsu in marketing the Company's software in Japan.

     Long-term cash requirements, other than for normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, financing growth, repurchases of the Company's common stock and the possible acquisition of software products, technologies and businesses complementary to the Company's business. The Company believes that cash flows from operations, together with existing cash balances, and available borrowings will be adequate to meet the Company's cash requirements for working capital, capital expenditures and stock repurchases for the next twelve months and the foreseeable future. The Company has not paid dividends during the period from 1994 through the second of quarter of 1997 and intends to continue its policy of retaining earnings to finance future growth.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held on May 14, 1997. At the Annual Meeting, the shareholders of the Company (1) elected Michael E. Korybalski, Mitchell I. Quain and Robert R. Ryan as Directors of the Company to hold office until the Annual Meeting of Shareholders to be held in 2000; (2) ratified and approved the Board of Directors' selection of Arthur Andersen LLP as the independent auditors of the Company for the current fiscal year ending December 31, 1997; and (3) approved an increase in the number of shares available under the Company's 1996 Stock Incentive Plan for Key Employees from 450,000 shares to 650,000 shares. The votes were as follows:


                                                                     WITHHELD                             BROKER
                                                       FOR          OR AGAINST       ABSTAINED          NON-VOTES
------------------------------------------------------------------------------------------------------------------

(1)   Election of Directors:
        Michael E. Korybalski                       4,527,663           4,764
        Mitchell I. Quain                           4,527,663           4,764
        Robert R. Ryan                              4,527,663           4,764

(2)   Approval of Arthur Andersen:                  4,529,770             400           2,257

(3)   Approval to Increase the Shares in the
      Company's 1996 Stock Incentive
      Plan for Key Employees:                       3,845,716         683,561           3,150
------------------------------------------------------------------------------------------------------------------



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS


NUMBER                     EXHIBIT
--------------------------------------------------------------------------------
(4.2) Line of Credit Demand Note between KeyBank National Association and the Company dated June 30, 1997

 (11)   Statement Re Computation of Per Share Earnings

 (27)   Financial Data Schedule

(B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the three months ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 13, 1997        MECHANICAL DYNAMICS, INC.
                              (Registrant)



                         By:  /s/ Michael E. Korybalski
                             ---------------------------------------------------
                              Michael E. Korybalski
                              Chairman of the Board and Chief Executive Officer (Principal Executive Officer)


                         By:  /s/ David Peralta
                             ---------------------------------------------------
                              David Peralta
                              Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)