Form 10-Q
period 1997-09-30
MECHANICAL DYNAMICS INC \MI\
filed 1997-11-13
CIK 1011451

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal period ended:  SEPTEMBER 30, 1997

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

                   [X]  Yes                     [ ]  No



     The number of outstanding shares of the Registrant's common stock, as of November 7, 1997, was 5,964,561.

                           MECHANICAL DYNAMICS, INC.

                                   FORM 10-Q
                               TABLE OF CONTENTS



                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets
           September 30, 1997 and December 31, 1996.........................   3

           Condensed Consolidated Statements of Income
           Three and Nine Months Ended September 30, 1997 and 1996  ........   4


           Condensed Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1997 and 1996....................   5

           Notes to Condensed Consolidated Financial Statements.............   6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .............................   7

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.................................  13

SIGNATURES..................................................................  14

INDEX TO EXHIBITS...........................................................  15

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           SEPTEMBER 30,     DECEMBER 31,
        in thousands                                           1997             1996
      ===================================================================================
                                                           (Unaudited)
        ASSETS:
        Current assets:
            Cash and cash equivalents                         $21,038          $20,570
            Accounts receivable                                 6,408            5,019
            Prepaid and deferred expenses                         938            1,074
      -----------------------------------------------------------------------------------
                    Total current assets                       28,384           26,663
      -----------------------------------------------------------------------------------
        Net property and equipment                              2,037            1,643
        Other assets                                            1,543            1,506
      -----------------------------------------------------------------------------------
        Total assets                                          $31,964          $29,812
      ===================================================================================

        LIABILITIES AND SHAREHOLDERS' EQUITY:
        Current liabilities:
            Borrowings under lines of credit                       $0              $45
            Accounts payable                                      817              762
            Accrued expenses                                    2,834            2,982
            Deferred revenue                                    3,700            3,671
      -----------------------------------------------------------------------------------
                    Total current liabilities                   7,351            7,460
      -----------------------------------------------------------------------------------
        Minority interest                                         448                0
        Redeemable common stock                                     0              167
        Shareholders' equity:
            Common stock                                       19,952           19,583
            Preferred Stock                                         0                0
            Retained earnings                                   4,261            2,546
            Cumulative translation adjustment                     (48)              56
      -----------------------------------------------------------------------------------
                    Total shareholders' equity                 24,165           22,185
      -----------------------------------------------------------------------------------
        Total liabilities and shareholders' equity            $31,964          $29,812
      ===================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                              SEPTEMBER 30,              SEPTEMBER 30,
                                                                          -----------------------------------------------
        in thousands, except share and per share data                       1997         1996          1997         1996
      ===================================================================================================================
        Revenue:
           Software licenses                                              $4,568       $3,592       $12,484      $11,111
           Services                                                        3,111        3,071         9,101        7,841
      -------------------------------------------------------------------------------------------------------------------
             Total revenue                                                 7,679        6,663        21,585       18,952
      -------------------------------------------------------------------------------------------------------------------
        Cost of revenue:
           Software licenses                                                 271          114           563          472
           Services                                                        1,606        1,733         4,868        4,426
      -------------------------------------------------------------------------------------------------------------------
             Total cost of revenue                                         1,877        1,847         5,431        4,898
      -------------------------------------------------------------------------------------------------------------------
        Gross profit                                                       5,802        4,816        16,154       14,054
      -------------------------------------------------------------------------------------------------------------------
        Operating expenses:
           Sales and marketing                                             3,087        2,450         8,578        7,247
           Research and development                                        1,223          871         3,358        2,626
           General and administrative                                        799          683         2,383        2,052
      -------------------------------------------------------------------------------------------------------------------
             Total operating expenses                                      5,109        4,004        14,319       11,925
      -------------------------------------------------------------------------------------------------------------------
        Operating income                                                     693          812         1,835        2,129
        Other income, net                                                    236          235           592          311
      -------------------------------------------------------------------------------------------------------------------
        Income before income taxes and minority interest                     929        1,047         2,427        2,440
        Provision for income taxes                                           280          334           731          795
      -------------------------------------------------------------------------------------------------------------------
        Net income before minority interest                                  649          713         1,696        1,645
        Minority interest in net income (loss) of subsidiary                   0            0           (19)           0
      -------------------------------------------------------------------------------------------------------------------
        Net income                                                          $649         $713        $1,715       $1,645
      ===================================================================================================================
        Net income per common share                                        $0.11        $0.12         $0.29        $0.34
      ===================================================================================================================
        Common and common equivalent shares                            5,842,828    5,862,102     5,870,694    4,808,581
      ===================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         SEPTEMBER 30,   SEPTEMBER 30,
        in thousands                                                         1997            1996
       ===============================================================================================
        Cash flows from operating activities:
          Net income                                                         $1,715          $1,645
          Adjustments to reconcile net income to net cash
           provided by operating activities:
            Depreciation and amortization                                       684             410
            Provision (credit) for deferred income taxes                          0             (65)
            (Gain) loss on disposal of assets, net                               28              11
            Minority interest in net income (loss) of subsidiary                (19)              0
            Changes in assets and liabilities:
               Accounts receivable                                           (1,209)            (38)
               Prepaid and deferred expenses                                    202              36
               Other assets                                                     (96)             35
               Accounts payable                                                 (67)           (204)
               Accrued expenses                                                (202)            570
               Deferred revenue                                                 (63)           (108)
       -----------------------------------------------------------------------------------------------
                  Net cash provided by operating activities                     973           2,292
       -----------------------------------------------------------------------------------------------
        Cash flows from investing activities:
          Proceeds from the sale of property and equipment                       48               0
          Purchases of property and equipment                                (1,136)           (494)
       -----------------------------------------------------------------------------------------------
                  Net cash used in investing activities                      (1,088)           (494)
       -----------------------------------------------------------------------------------------------
        Cash flows from financing activities:
          Net borrowings (payments) under line of credit agreements             (45)            (44)
          Proceeds from the issuance of common stock                            202          17,850
          Proceeds from collections on subscriptions receivable                   0              10
          Minority investment in consolidated subsidiary                        467               0
       -----------------------------------------------------------------------------------------------
                  Net cash provided by financing activities                     624          17,816
       -----------------------------------------------------------------------------------------------
        Effect of exchange rate changes on cash                                 (41)             23
       -----------------------------------------------------------------------------------------------
        Net increase in cash and cash equivalents                               468          19,637
        Cash and cash equivalents at beginning of period                     20,570           1,141
       -----------------------------------------------------------------------------------------------
        Cash and cash equivalents at end of period                          $21,038         $20,778
       ===============================================================================================
        Supplemental disclosures of cash flow information:
          Cash paid during the year for:
            Interest                                                            $10             $18
            Income taxes                                                       $673            $444
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

     Operating results for the three and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for the full year.

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

(3) - REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY

     In July 1997, the redemption privileges associated with the remaining 20,843 shares of redeemable common stock expired. The redemption privileges on these shares of redeemable common stock outstanding were exercisable at $8.00 per share between June 15, 1997 and July 14, 1997.


(4) - SUBSEQUENT EVENT

     On October 31, 1997, the Company acquired 100% of the outstanding capital stock of StatDesign, Inc. Since its founding in 1992, Stat Design has worked almost exclusively with the Company's largest single customer, to provide engineering software and services for product design and development. The aggregate purchase price of approximately $2.4 million included cash and 170,227 shares of the Company's common stock. The acquisition will be accounted for under the purchase method of accounting. In connection with the acquisition, the Company expects to record a one-time charge to operations in the fourth quarter of 1997 of approximately $1.7 million, associated with the write-off of in-process research and development acquired in the transaction that had not reached technological feasibility. The remaining excess of the aggregate purchase price over the fair value of the net assets acquired will be recognized as goodwill and amortized over its estimated useful life.

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

RESULTS OF OPERATIONS

 REVENUE

                                                  Three Months Ended September 30,        Nine Months Ended September 30,
                                                ------------------------------------   -----------------------------------
   dollars in thousands                            1997        1996     % Change          1997        1996     % Change
 =========================================================================================================================
   Software licenses                              $4,568      $3,592       27.2%         $12,484     $11,111       12.4%
     % of total revenue                             59.5%       53.9%                       57.8%       58.6%

   Services                                       $3,111      $3,071        1.3%          $9,101      $7,841       16.1%
     % of total revenue                             40.5%       46.1%                       42.2%       41.4%

 -------------------------------------------------------------------------------------------------------------------------
   Total revenue                                  $7,679      $6,663       15.2%         $21,585     $18,952       13.9%
 =========================================================================================================================

     The Company's total revenue increased 15.2% and 13.9% during the three and nine month periods ended September 30, 1997, respectively, as compared to corresponding periods in 1996. The growth in revenue during the three month period ended September 30, 1997 resulted primarily from increased sales of the Company's software products. The growth in revenue during the nine month period ended September 30, 1997 resulted from an increase in the services provided to the Company's customers, as well as from increased sales of the Company's software products.

     Revenue from international customers accounted for approximately 67.0% and 59.0% of the Company's total revenue during the three months ended September 30, 1997 and 1996, respectively. International revenue accounted for approximately 61.5% and 61.1% of total revenue during the nine months ended September 30, 1997 and 1996, respectively. The increase in international revenue as a percent of total revenue during the three month period ended September 30, 1997, as compared to the corresponding period in 1996, was due primarily to increased sales of the Company's software products in Asia, and,
to a lesser extent, in Europe.   The absolute increases in international
revenue during the three and nine month periods ended September 30, 1997 were partially offset by the strengthening of the dollar in 1997 relative to the European and Japanese currencies. The strengthening of the dollar negatively affected the Company's international revenue during the three and nine month periods ended September 30, 1997 by approximately $340,000 and $940,000, respectively. Since most of the Company's international operating expenses were incurred in foreign currencies, the net impact of exchange rate fluctuations on income from operations was considerably less than the impact on revenue. If the dollar continues to strengthen in 1997 relative to the European and Japanese currencies, the Company's international revenue will be negatively impacted, which could have a material adverse effect on the Company's consolidated results of operations. The Company expects that international revenue will continue to account for a significant portion of its total revenue in future periods.

     Software licenses revenue consists primarily of license fees for the Company's software products and, to a lesser extent, license fees for third party software products licensed through the Company's European subsidiaries. Software licenses revenue increased 27.2% and 12.4% during the three and nine month periods ended September 30, 1997, respectively, as compared to corresponding periods in 1996. These increases resulted primarily from a higher volume of sales of the Company's ADAMS Full Simulation Package and ADAMS/Car software products, as well as certain other software products sold by the Company.

     Services revenue consists of revenue from software maintenance agreements and professional services, including consulting, training and funded research and development. Services revenue increased 1.3% and 16.1% during the three and nine month periods ended September 30, 1997, respectively, as compared to corresponding periods in 1996. Both the software maintenance and the professional service components of services revenue have experienced solid growth during the first nine months of 1997. The overall increase in services revenue reflects the Company's continued emphasis on providing total solutions to its customers. For the three months ended September 30, 1997, the growth in services revenue over the corresponding period in 1996 was offset by a $400,000 decline in funded research and development revenue. The majority of this decline can be attributed to funded research and development revenue generated during the three months ended September 30, 1996 from the customization of the Company's ADAMS/Car software product for a single customer in Japan.

 COST OF REVENUE

                                                 Three Months Ended September 30,         Nine Months Ended September 30,
                                                ------------------------------------   -----------------------------------
   dollars in thousands                            1997        1996    % Change             1997        1996    % Change
 =========================================================================================================================
   Cost of software licenses                        $271        $114      137.7%            $563        $472       19.3%
     % of software licenses revenue                  5.9%        3.2%                        4.5%        4.2%

   Cost of services                               $1,606      $1,733       -7.3%          $4,868      $4,426       10.0%
     % of services revenue                          51.6%       56.4%                       53.5%       56.4%
 =========================================================================================================================

     Cost of software licenses includes software royalty fees, media costs, payroll and other costs attributable to software documentation and distribution, and an allocation of depreciation, utilities and other overhead expenses incurred by the Company. Cost of software licenses increased 137.7% from the third quarter of 1996 to approximately $271,000 in the third quarter of 1997. The $157,000 absolute dollar increase was due to additional royalties paid to third parties whose products are embedded in the Company's ADAMS software and higher royalties paid to third parties whose products were licensed through the Company's European subsidiaries. The 19.3% increase in cost of software licenses during the nine month period ended September 30, 1997, as compared to the corresponding period in 1996, was primarily due to higher royalties paid to third parties whose products were licensed through the Company's European subsidiaries.

     Cost of services includes payroll and overhead expenses attributable to hotline support, consulting, training and funded research and development. Cost of services declined 7.3% during the three month period ended September 30, 1997, as compared to the corresponding period in 1996. The aforementioned $400,000 decline in funded research and development revenue during the third quarter of 1997, as compared to the third quarter of 1996, resulted in a
corresponding decline in cost of services of approximately $280,000.   In the
absence of funding, the costs of research and development are included in operating expenses. This decrease was partially offset by increased payroll costs associated with the hiring of additional employees. The 10.0% increase in cost of services during the nine month period ended September 30, 1997, as compared to the corresponding period in 1996, was primarily due to the hiring of additional employees to support the growth in services provided to the Company's customers during 1997.


 OPERATING EXPENSES

                                                  Three Months Ended September 30,       Nine Months Ended September 30,
                                                ------------------------------------   -----------------------------------
   dollars in thousands                            1997        1996      % Change          1997        1996     % Change
 =========================================================================================================================
   Sales and marketing                            $3,087      $2,450       26.0%          $8,578      $7,247      18.4%
     % of total revenue                             40.2%       36.8%                       39.7%       38.2%

   Research and development                       $1,223        $871       40.4%          $3,358      $2,626      27.9%
     % of total revenue                             15.9%       13.1%                       15.6%       13.9%

   General and administrative                       $799        $683       17.0%          $2,383      $2,052      16.1%
     % of total revenue                             10.4%       10.3%                       11.0%       10.8%
 =========================================================================================================================

     Sales and marketing expenses include costs associated with the Company's sales channels, such as personnel, commissions, sales office costs, travel, promotional events, sales order processing, including license administration and order fulfillment, and advertising and public relations programs. Sales and marketing expenses also include an allocation of overhead expenses incurred by the Company. The absolute dollar increase in sales and marketing expenses during the three and nine month periods ended September 30, 1997, as compared to corresponding periods in 1996, resulted from the Company's continued expansion of its worldwide sales and marketing organization. Total sales and marketing employees increased to 67 at September 30, 1997, an increase of 45.7% from 46 at September 30, 1996. The Company expects to continue to expand its sales and marketing organization in the future to meet the growing demand for its products and services.

     Research and development expenses include all payroll costs attributable to research and development activities. Research and development expenses also include an allocation of overhead expenses incurred by the Company. Costs associated with funded research and development projects are included in cost of services. The aforementioned $400,000 decline in funded research and development revenue during the third quarter of 1997, as compared to the third quarter of 1996, resulted in a corresponding increase in research and development expenses of approximately $280,000. Excluding this increase, the remaining absolute dollar increases in research and development expenses during the three and nine month periods ended September 30, 1997, as compared to corresponding periods in 1996, primarily resulted from an increase in personnel and related costs in support of expanded development efforts. The Company intends to continue to invest significant resources in research and development in the future.

     General and administrative expenses include the cost of salaries, employee benefits and other payroll costs associated with the Company's finance, accounting, human resources, information systems and executive management functions. General and administrative expenses also include an allocation of overhead expenses incurred by the Company. General and administrative expenses increased 17.0% and 16.1% during the three and nine month periods ended September 30, 1997, respectively, as compared to corresponding periods in 1996. The absolute dollar increases in these expenses were primarily due to additional expenses incurred to support the Company's worldwide growth, as well as to support the operations of a publicly-traded company. The Company expects general and administrative expenses to increase in absolute dollars in the future. However, these expenses may vary as a percentage of total revenue from period to period.


 OTHER INCOME, NET

                                                  Three Months Ended September 30,        Nine Months Ended September 30,
                                                ------------------------------------   -----------------------------------
   dollars in thousands                             1997        1996     % Change           1997        1996    % Change
 =========================================================================================================================
   Other income, net                                $236        $235        0.4%            $592        $311      90.4%
     % of total revenue                              3.1%        3.5%                        2.7%        1.6%
 =========================================================================================================================


     Other income, net consists of net interest income (expense), foreign currency transaction gain (loss) and gain (loss) on the disposal of property and equipment. The increase in other income, net in the nine month period ended September 30, 1997, as compared to the corresponding period in 1996, primarily resulted from interest earned on the $17.8 million in net proceeds raised from the Company's initial public offering in May 1996, as well as interest earned on cash generated from operations over the past year. These increases were partially offset by increased foreign currency transaction losses incurred and losses on disposals of property and equipment during 1997. From time to time, the Company may enter into forward exchange contracts to hedge exposures related to significant foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency.


  PROVISION FOR INCOME TAXES

     The Company's effective income tax rate was 30.1% and 32.6% for the first nine months of 1997 and 1996, respectively. The difference between the Company's effective rate and the 34.0% statutory federal rate during the first nine months of 1997 was primarily due to the benefits of tax-exempt interest income and the formation of the Company's foreign sales corporation.

  MINORITY INTEREST IN NET INCOME (LOSS) OF SUBSIDIARY

     In April 1997, the Company established a Japanese subsidiary, Mechanical Dynamics Japan K.K., through a joint venture agreement with ISI-Dentsu of Tokyo, Japan, the distributor of the Company's software in Japan. The ($19,000) in minority interest in net income (loss) of subsidiary represents ISI Dentsu's 34% interest in the net loss of Mechanical Dynamics Japan K.K. since the date of ISI-Dentsu's initial investment.


  EMPLOYEES

     The number of the Company's worldwide employees increased 34.5% to 199 at September 30, 1997, compared with 148 at September 30, 1996. Employment increased significantly to support the Company's growing operations worldwide.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased $468,000 during the first nine months of 1997 to $21.0 million at September 30, 1997, compared with $20.6 million at December 31, 1996. Through September 30, 1997, cash and cash equivalents increased primarily as a result of the $973,000 in cash generated from operations, $467,000 minority investment made into Mechanical Dynamics Japan K.K., and $202,000 in proceeds from stock issued under the Company's employee stock purchase plan. These increases were partially offset by the $1,136,000 in cash used to purchase property and equipment during 1997.

     On October 31, 1997, the Company acquired 100% of the outstanding capital stock of StatDesign, Inc. The aggregate purchase price of approximately $2.4 million includes cash and 170,227 shares of the Company's common stock. The acquisition will be accounted for under the purchase method of accounting. See
Note 4 of Notes to Condensed Consolidated Financial Statements for more information.

     At September 30, 1997, the Company's principal commitments consisted of obligations under operating leases for facilities and equipment. The Company had no borrowings under long-term debt arrangements at September 30, 1997.

     In June 1997, the Company entered into an agreement with its principal bank for a $4.0 million line of credit facility. No borrowings were outstanding under this agreement as of September 30, 1997. The Company's subsidiaries in Germany, Italy, Sweden, and France also have line of credit and overdraft facilities that provide for aggregate borrowing availability of up to $660,000. No borrowings were outstanding under these facilities as of September 30, 1997.

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

     In January 1997, the Company announced that the Board of Directors had authorized the Company to repurchase up to 500,000 shares of its common stock. As of September 30, 1997, no shares of common stock had been repurchased.

     Long-term cash requirements, other than for normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, financing growth, repurchases of the Company's common stock and the possible acquisition of software products, technologies and businesses complementary to the

Company's business. The Company believes that cash flows from operations, together with existing cash balances, and available borrowings will be adequate to meet the Company's cash requirements for working capital, capital expenditures and stock repurchases for the next twelve months and the foreseeable future. The Company has not paid dividends during the period from 1994 through the third of quarter of 1997 and intends to continue its policy of retaining earnings to finance future growth.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS


  NUMBER                        EXHIBIT
--------------------------------------------------------------------------------
    (11)     Statement Re Computation of Per Share Earnings


    (27)     Financial Data Schedule




(B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Company during the three months ended September 30, 1997.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 1997                MECHANICAL DYNAMICS, INC.
                                        (Registrant)



                                  By:  /s/ Michael E. Korybalski
                                       --------------------------------------
                                       Michael E. Korybalski
                                       Chairman of the Board and
                                       Chief Executive Officer
                                       (Principal Executive Officer)



                                  By:  /s/ David Peralta
                                       --------------------------------------
                                       David Peralta
                                       Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)

                              INDEX TO EXHIBITS


  NUMBER                                        EXHIBIT TITLE
--------------------------------------------------------------------------------
    (11)        Statement Re Computation of Per Share Earnings


    (27)        Financial Data Schedule