Form 10-K405
period 1997-12-31
MECHANICAL DYNAMICS INC \MI\
filed 1998-03-24
CIK 1011451

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the  fiscal year ended:  DECEMBER 31, 1997, OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For  the transition period from ____________ to ____________

                        Commission file number:  0-20679

                           MECHANICAL DYNAMICS, INC.
             (Exact name of registrant as specified in its charter)


               MICHIGAN                          38-2163045
       (State of incorporation)       (I.R.S. Employer Identification No.)

                            2301 COMMONWEALTH BLVD.
                           ANN ARBOR, MICHIGAN  48105
                                 (734) 994-3800
             (Address of principal executive offices, including zip
                code, and telephone number, including area code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of March 4, 1998, computed by reference to the Nasdaq closing price on such date, was approximately $49,855,000.

     The number of outstanding shares of the Registrant's common stock, as of March 4, 1998, was 6,150,285.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders, scheduled to be held on May 14, 1998, are incorporated by reference into Part III.

                           MECHANICAL DYNAMICS, INC.

                                   FORM 10-K
                               TABLE OF CONTENTS



                                                                               PAGE
                                                                               ----
                                   PART I
                                   ------
Item 1.  Business................................................................     3
Item 2.  Properties .............................................................    11
Item 3.  Legal Proceedings.......................................................    11
Item 4.  Submission of Matters to a Vote of Security Holders.....................    11

                                   PART II
                                   -------
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...    11
Item 6.  Selected Consolidated Financial Data....................................    12
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.................................................    13
Item 8.  Financial Statements and Supplementary Data.............................    19
Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..................................................    36

                                  PART III
                                  --------
Item 10. Directors and Executive Officers of the Registrant......................    36
Item 11. Executive Compensation..................................................    37
Item 12. Security Ownership of Certain Beneficial Owners and Management..........    37
Item 13. Certain Relationships and Related Transactions..........................    37

                                   PART IV
                                   -------
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.........    38

SIGNATURES.......................................................................    39

INDEX TO EXHIBITS................................................................    40

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

     In April 1994, the Company acquired five European entities that previously had distributed the Company's products in Europe and are now wholly-owned subsidiaries: Mechanical Dynamics GmbH, a German corporation; Mechanical Dynamics Sarl, a French corporation; Mechanical Dynamics International Ltd., a United Kingdom corporation; Mechanical Dynamics Sweden AB, a Swedish corporation; and Mechanical Dynamics Italy srl, an Italian corporation. Mechanical Dynamics Italy srl owns a majority interest in MEC.Design srl, an Italian corporation. Pursuant to the terms of the acquisition of the European subsidiaries, the Company paid to the subsidiaries' shareholders stock of the Company as well as cash.

     In April 1997, the Company established a Japanese subsidiary, Mechanical Dynamics Japan K.K. ("MDI-Japan"), through a joint venture agreement with Information Services International-Dentsu, Ltd. ("ISI-Dentsu") of Tokyo, Japan, the distributor of the Company's software in Japan. The Company owns 66% of MDI-Japan, while ISI-Dentsu owns a 34% minority interest. Pursuant to the agreement, the Company and ISI-Dentsu made combined capital contributions of approximately $1.4 million to MDI-Japan. MDI-Japan provides consulting and other professional services directly to customers in Japan, and supports ISI-Dentsu in marketing the Company's software in Japan.

     In October 1997, the Company acquired 100% of the outstanding capital stock of StatDesign, Inc., a company based in Dearborn, Michigan. Since its founding in 1992, StatDesign, Inc. has worked almost exclusively with the Company's largest single customer, to provide engineering software and services for product design and development. During the nine-month period ended September 30, 1997, StatDesign reported approximately $1.3 million in total revenue. The aggregate purchase price of approximately $2.2 million consisted of $1.4 million in cash and 170,227 shares of the Company's common stock valued at approximately $868,000. Subsequent to the closing of the acquisition, the operations of StatDesign were integrated within the Company. See Note 2 of Notes to Consolidated Financial Statements.

     In January 1998, the Company acquired 100% of the outstanding capital stock of Design Technologies Asia Pte. Ltd. ("DTI"), a provider of mechanical design simulation software embedded in the AutoCAD and Mechanical Desktop product lines from Autodesk, Inc. The aggregate purchase price of approximately $1.3 million consisted of $563,000 in cash and 142,540 shares of the Company's common stock valued at approximately $732,000. Subsequent to the closing of the acquisition, the operations of DTI were integrated within the Company. See Note 10 of Notes to Consolidated Financial Statements.


     ADAMS(R) and the Company's logo are registered trademarks of the Company. ADAMS/Android, ADAMS/Animation, ADAMS/Car, ADAMS/Controls, ADAMS/Driver, ADAMS/Exchange, ADAMS/Flex, ADAMS/Linear, ADAMS/Pre, ADAMS/Rail, ADAMS/Solver, ADAMS/Tire, ADAMS/Vehicle, ADAMS/View, AutoDOE, CAT/ADAMS, Dynamic Designer and MECHANISM/Pro are trademarks of the Company. All rights reserved. All other trade names and trademarks appearing in this Form 10-K are the property of their respective holders.

PRODUCTS

     MDI develops, markets and supports virtual prototyping software packages capable of simulating the many varied and complex component interactions and operating environments that companies face when designing their products. The Company's primary software line is the ADAMS Professional Series. The principal product in this line, the ADAMS Full Simulation Package, is comprised of ADAMS/Solver and ADAMS/View, and can be used as a self-contained software package or with additional modules developed by the Company as well as with third-party software. In addition, certain original equipment manufacturers ("OEM") license the Company's kinematic motion simulation software in order to embed the Company's software in the OEM's design software packages. The U.S. list price for the ADAMS Full Simulation Package is approximately $25,000 per license depending upon configuration. The U.S. list prices for the Company's additional software products typically range from $2,000 to $15,000.

     ADAMS and the modular packages of ADAMS software are available on a number of platforms, including Intel Pentium-based PCs running Microsoft Windows 95 and NT operating systems, UNIX-based workstations and servers from Silicon Graphics, Hewlett-Packard, Sun Microsystems, IBM and Digital Equipment. ADAMS is also available on Cray supercomputers and near supercomputers.

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

     Solution and Integration Options

     - ADAMS/Flex automates the exchange of data between ADAMS and finite element analysis ("FEA") software, including ANSYS and MSC/NASTRAN. This two-way interface provides for accurate loading conditions for FEA and a more complete understanding of flexible effects on mechanical systems.

     - ADAMS/Exchange provides an industry-standard, two-way interface for exchanging model geometry between ADAMS and many other CAD/CAM/CAE packages. This saves time in data transfer, while enhancing the accuracy and realism of mechanical system simulations.

     - ADAMS/Linear simplifies the non-linear equations of motion calculated by ADAMS. Having such data in linear form can significantly enhance the ability to study the stability and vibratory behavior of mechanical system models. ADAMS/Linear can also provide an easy link to popular control system design packages such as MATRIXx and MATLAB.

     - ADAMS/Controls simplifies the integration of non-linear ADAMS mechanical models with control and hydraulic systems developed in leading control system design packages including MATLAB, MATRIXx and EASY5. The product allows the user to test how control systems will affect their mechanical system, and visualize the effects of both controls and mechanics in a virtual system test environment.

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

     - ADAMS/Pre rights were acquired by the Company in conjunction with its acquisition of StatDesign, Inc., in October 1997. ADAMS/Pre is a pre-processing environment for ADAMS designed specifically for the automotive environment.

     - AutoDOE was purchased by the Company in conjunction with its acquisition of StatDesign, Inc., in October 1997. AutoDOE is a software package used for creating statistically defined design of experiments programs. Design of experiments methods allow users to run a battery of simulations on a mechanical system design to determine the effects of multiple design or manufacturing variations on system performance and behavior. With design of experiments, product designs can be optimized more quickly than through the traditional process of testing one factor at a time.

     - ADAMS/Rail was developed by the Company in collaboration with Dutch Rail and provides virtual prototyping capabilities tailored to the needs of the worldwide railcar manufacturing industry. The software combines specialized railcar design and analytical know-how with custom menus and functions developed specifically for railcar engineers.

ADAMS CAD-EMBEDDED PRODUCTS

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

     - OEM Products are kinematic motion simulation products that are embedded in OEMs' design software packages. The Company has entered into license agreements or arrangements with several OEMs, including Structural Dynamics Research Corporation, EDS/Unigraphics, Bentley Systems, Tecnomatix Technologies Ltd., Intergraph and Applicon, under which the OEMs are licensed to embed the Company's products in the OEMs' software packages. These products provide limited virtual prototyping capabilities, and can be upgraded by licensing ADAMS/Solver directly from the Company.

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

     - CAT/ADAMS was developed by the Company in collaboration with a consortium of major automotive manufacturers, and was designed to facilitate the exchange of data between ADAMS and the widely-used CATIA computer-aided design, manufacturing, and engineering (CAD/CAM/CAE) package from Dassault Systemes.

     - Dynamic Designer was purchased by the Company in conjunction with its acquisition of DTI, in January 1998. Dynamic Designer is a mechanical design simulation software product embedded in the AutoCAD and Mechanical Desktop product lines from Autodesk, Inc. Similar embedded ADAMS simulation capabilities for SolidWorks 97 from SolidWorks Corp. have been developed by the Company.


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

     A critical component of MDI's strategy is to provide a wide range of customer support services. These services include hotline support and on-site support and training. Product support is provided pursuant to renewable annual maintenance contracts. Customers who purchase maintenance agreements receive product enhancement releases and hotline support at no additional charge. On-site support and training are priced separately. Approximately 15.9%, 16.2%, and 16.3% of the Company's total revenue was realized from maintenance contracts in 1997, 1996, and 1995, respectively.

CUSTOMERS

     The Company's customers include companies in a wide variety of industries. Historically, the Company's largest customers have been automobile manufacturers and automotive suppliers. During 1997, 1996, and 1995, automotive-related customers accounted for approximately 50.5%, 48.1%, and 50.7% of the Company's total revenue, respectively. Ford Motor Company accounted for approximately 10.6%, 11.8%, and 13.2% of the Company's total revenue in 1997, 1996, and 1995, respectively. No other customer accounted for greater than 10% of the Company's total revenue in such periods.

SALES AND MARKETING

     The Company markets its products through direct sales in North America, Europe and to a lesser extent in Asia, approximately 15 value-added resellers throughout North America, a group of international distributors in over 20 countries and through reselling alliances with certain integrated mechanical CAD/CAM/CAE software vendors. The Company conducts sales activities from its headquarters in Ann Arbor, Michigan, domestic sales offices in Atlanta, GA; Austin, TX; Chicago, IL; Cleveland, OH; Los Angeles, CA; Londonderry, NH; Phoenix, AZ; and San Francisco, CA, as well as its European subsidiaries' offices in England, France, Germany (three offices), Italy (two offices), Sweden (2 offices) and Japan, and its foreign branch offices in China and India. The Company employs engineers and technically proficient salespersons capable of serving the technology needs of current and prospective customers' engineering, design and manufacturing staffs.

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

     The Company also has alliances with vendors of complementary computer-aided engineering technology, such as ANSYS, Inc., Integrated Systems, Inc., The MacNeal-Schwendler Corporation, and The Mathworks, Inc. These relationships entail collaborative development to support interfaces between the software products of the Company and each partner, as well as cooperative marketing and selling activity. By working with these vendors, the Company seeks to satisfy the needs of its customers across a wide range of computer-aided engineering applications. The Company and its partners jointly participate in promotional activities, trade shows, user conferences, customer presentations and customer proposals.

     The Company has also formed relationships with several CAD/CAM companies, including Structural Dynamics Research Corporation, Electronic Data Systems Corporation (Unigraphics Division), Parametric Technology Corp., Dassault Systemes, Bentley Systems, Inc., Tecnomatix Technologies Ltd., SolidWorks Corp., Intergraph Corporation and Applicon, Inc. Through these alliances, the Company collaborates with its partners to develop and support embedded, add-on software modules for each CAD/CAM environment. These embedded modules enable CAD/CAM users to model and simulate mechanical systems and interface with the Company's full ADAMS product line. The Company believes that strategic alliances are important to its long-term success and intends to continue to pursue such alliances in the future.

     International revenue (i.e., revenue from sales outside of North America) accounted for approximately 65.2%, 67.0%, and 66.2% of the Company's total revenue in 1997, 1996, and 1995, respectively. In Asia, the Company primarily markets its products and services through contractual relationships with distributors in Japan, Korea, India, China, Taiwan and Singapore. The Company's largest distributor, ISI-Dentsu, is located in Japan and accounted for approximately 15.3%, 16.5%, and 19.3% of the Company's total revenue in 1997, 1996, and 1995, respectively. The Company's consolidated operations to date have not been materially adversely affected by the recent uncertainty in the Asian markets. During 1997, the Company experienced a decrease in revenue from Korea, however, this decrease was more than offset by revenue growth in Japan. If the economies in Asia continue to deteriorate in 1998, the Company's overall Asian revenue could be adversely impacted, which could have a material adverse effect on the Company's consolidated results of operations.

     The Company generally prices its software products and services in local currencies in Europe and Japan. The strengthening of the dollar in 1997, relative to the European and Japanese currencies, negatively affected 1997 international revenue by approximately $1.2 million. Since most of the Company's international operating expenses were incurred in foreign currencies, the net impact of exchange rate fluctuations on income from operations was considerably less than the impact on revenue. If the dollar continues to strengthen in 1998 relative to the European and Japanese currencies, the Company's international revenue will be negatively impacted, which could have a material adverse effect on the Company's consolidated results of operations.

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

     The Company also sponsors and maintains a network of academic and commercial research affiliates to promote recognition and commercialization of applicable emerging technology. Some of the technology areas which have recently been explored include: kinematics, elastodynamics, numerical methods, design sensitivity, optimization, symbolic computing, advance graphics and visualization, user interfaces, tire dynamics, biomechanics, ergonomics, controls design and hydraulics.

     As of December 31, 1997, the Company's research and development group consisted of 56 full-time employees. During 1997, 1996, and 1995, the Company's research and development expenses were approximately $4.8 million, $3.7 million, and $2.9 million, respectively. The Company anticipates that it will commit substantial resources to research and development in the future.

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

COMPETITION

     The markets for the Company's products and services are highly competitive and subject to rapid change. The Company believes the principal competitive factors in this market are product quality, ease of use, quality of support, performance and price, functionality and features, ease of integration with customers' design processes, strategic alliances and vendor and product reputation. In general, the Company's current competition comes from three sources: other virtual prototyping software vendors, including Parametric Technology Corp., the internal software development groups of its current or potential customers, and the traditional method of testing hardware prototypes, whether performed internally or externally, by the Company's current or potential customers. Many companies have their own software development groups that historically have developed their own software design tools. This has required the Company and other vendors to compete against these internal groups to sell their products into these companies. A number of the Company's competitors have longer operating histories, greater financial, technical, sales, marketing and other resources, greater name recognition, more extensive distribution and sales networks and a larger, more established customer base. Among the Company's current and potential competitors are also a number of large hardware and software companies that may develop or acquire products that compete with the Company's products. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could materially adversely affect the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not have a material adverse effect the Company's business, financial condition and results of operations.

PROPRIETARY RIGHTS

     The Company's success depends in large part upon its proprietary software technology. The Company currently relies on trade secret, copyright and trademark laws, and license agreements with all of its customers to protect its proprietary rights in its software products. The Company also ships its software with either an encoded password scheme or a security device. The Company's software copies are locked to a specific central processing unit and contain codes that will prohibit the user from running the software after a certain date. The Company generally enters into proprietary information and confidentiality agreements with its employees and distributors, and limits access to and distribution of its software, documentation and other proprietary information. The Company generally does not license or release the source code for its proprietary software to third parties. Despite these precautions, there can be no assurance that a third party will not copy or otherwise obtain and use the Company's products or technology without authorization, or develop similar or superior technology independently. The Company distributes its Dynamic Designer software products and demonstration copies of its other products in North America, Europe and Asia pursuant to "shrink-wrap" licenses. There can be no assurance that such licenses are enforceable. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company believes that its products do not infringe on the proprietary rights of third parties, and although the Company has received no communications from third parties alleging the infringement of the proprietary rights of such parties, there can be no assurance that infringement claims will not be asserted against the Company in the future or that any such claims will not require the Company to enter into costly litigation. Irrespective of the validity or the successful assertion of such claims, any such litigation could result in substantial costs and a significant diversion of management's attention and resources, and these results as well as any adverse judgment that might be rendered could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if any claims or actions are asserted against the Company, the Company may choose or be required to obtain a license under a third party's intellectual property rights. There can be no assurance that under such circumstances a license would be available upon reasonable terms or at all.

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

EMPLOYEES

     As of December 31, 1997, the Company had 234 employees, consisting of 78 in engineering services, 75 in sales and marketing, 56 in research and development and 25 in general and administrative capacities. Of these, 149 are located at the Company's headquarters in Ann Arbor, Michigan, 20 are located at the Company's domestic offices in Arizona, Georgia, Texas, Illinois, Ohio, California, Washington, Wisconsin and New Hampshire, 63 are located at the Company's European and Asian subsidiaries and 2 are located at the Company's foreign branch offices in China and India. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

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

ITEM 2. PROPERTIES

     The Company occupies approximately 39,000 square feet of space at its headquarters in Ann Arbor, Michigan. Approximately 3,200 square feet will expire in 1998 with the remaining 35,800 square feet expiring in 2000 (subject to the Company's right to extend the lease for one successive term of five years). The Company also leases sales offices in Michigan, Texas, Illinois, California, New Hampshire, France, Sweden, England, Germany, Italy, Japan, China and India. The Company believes that its existing facilities are adequate for its current needs and that suitable additional space will be available as needed.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various ordinary or routine litigation incidental to its business, none of which, in the opinion of management, is deemed to be material.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the last quarter of the year ended December 31, 1997.


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


                                               MARKET PRICES
                                           ---------------------
                                              HIGH      LOW
----------------------------------------------------------------
Year ended December 31, 1997:
  Fourth quarter...........................   $10.00   $ 6.50
  Third quarter............................     8.63     5.75
  Second quarter...........................    10.38     5.81
  First quarter............................    13.75     6.25
Year ended December 31, 1996:
  Fourth quarter...........................   $18.13   $13.50
  Third quarter............................    18.13    11.50
  Second quarter (beginning May 14, 1996)..    20.88    14.25

     As of December 31, 1997, there were 188 shareholders of record of the Company's common stock. This may not be an accurate indication of the total shareholders of the Company as of December 31, 1997, since many nominees hold the Company's shares in street name for the beneficial owners.

     The Company has never declared or paid cash dividends on its capital stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business.

     In October 1997, the Company acquired 100% of the outstanding capital stock of StatDesign, Inc. In connection with this purchase, the Company issued 170,227 shares of the Company's common stock, none of which have been registered under the Securities Act of 1933. The consideration for this transaction was a cash payment of approximately $1.4 million and the issuance of 170,227 shares of the Company's common stock valued for this purpose at approximately $868,000. These shares were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The consolidated statement of income data for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 and the consolidated balance sheet data as of December 31, 1997, 1996, 1995 and 1994 presented below are derived from the Company's Consolidated Financial Statements audited by Arthur Andersen LLP. The consolidated balance sheet data as of December 31, 1993 presented below has been derived from unaudited financial statements that, in management's opinion, includes all necessary adjustments (consisting only of normal recurring adjustments) to present fairly the financial condition and results of operations for such periods and dates.


                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                ---------------------------------------------------
In thousands, except per share data               1997        1996       1995      1994      1993
---------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME DATA:
  Revenue.....................................    $30,191      $25,383  $21,256  $16,267   $14,874
  Operating income............................        965 (1)    2,503    1,666      635     1,804
  Net income..................................        744        2,071    1,381      450     1,354
  Accretion of value of warrants..............         --           --      234      664        --
  Net income (loss) available to common
    shareholders..............................        744        2,071    1,147     (214)    1,354
  Pro forma diluted net income (loss) per
    common share..............................       0.13         0.41     0.30    (0.06)     0.38

  Excluding acquisition and related costs (1):
    Operating income..........................      2,655 (1)    2,503    1,666      635     1,804
    Net income (loss) available to common
      shareholders............................      2,434        2,071    1,147     (214)    1,354
    Pro forma diluted net income (loss) per
      common share............................       0.41         0.41     0.30    (0.06)     0.38

                                                                AS OF DECEMBER 31,
                                                ---------------------------------------------------
In thousands                                      1997        1996       1995      1994      1993
---------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents...................    $20,261   $20,570 (2) $ 1,141  $   817   $    60
  Total assets................................     34,147    29,812       9,338    7,334     4,626
  Long-term debt, less current portion........         --        --          --       79        67
  Redeemable common stock.....................         --       167         859    1,191        --
  Shareholders' equity (deficit)..............     23,970    22,185 (2)   1,334      (77)     (236)

NOTES:

(1) For the year ended December 31, 1997, the Company recorded a $1.7 million charge to operations for the write-off of purchased in-process research and development related to the acquisition of StatDesign, Inc.

(2) For the year ended December 31, 1996, the Company completed an initial public offering of its stock, which resulted in the issuance of 1,500,000 shares at $11.00 per share. An additional 354,750 shares were sold by the Company at $11.00 per share to cover over-allotments. The offering, including the over-allotments, raised $17.8 million in net proceeds.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides an analysis of the Company's financial condition and results of operations, and should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K.

OVERVIEW

     The Company develops, markets and supports virtual prototyping solutions. The Company's virtual prototyping software allows the engineer or designer to design a complete product by simulating, both visually and mathematically, a product in motion. The Company's principal software product, ADAMS Full Simulation Package, is used by customers to simulate mechanical systems. The Company's revenue has in the past been, and is expected in the future to be, derived primarily from its ADAMS Full Simulation Package and related software products and services.

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

RESULTS OF OPERATIONS

     REVENUE

Dollars in thousands     1997      % CHANGE     1996      % CHANGE      1995
-------------------------------------------------------------------------------
Software licenses.....  $17,258      18.3%     $14,590       18.3%    $12,338
  % of total revenue..    57.2%                  57.5%                  58.0%
Services..............  $12,933      19.8%     $10,793       21.0%    $ 8,918
  % of total revenue..    42.8%                  42.5%                  42.0%
Total revenue.........  $30,191      18.9%     $25,383       19.4%    $21,256

     The Company's total revenue increased 18.9% to $30.2 million in 1997 from $25.4 million in 1996. During 1996, total revenue increased 19.4% from $21.3 million in 1995. The growth in revenue during 1997 and 1996 resulted from increased sales of the Company's ADAMS Full Simulation Package, as well as other related software products and services. During both years, the Company achieved revenue growth in each of its major sales geographies, including North America, Europe and Asia. A summary of the Company's revenue by geographic area is presented in Note 8 of Notes to Consolidated Financial Statements.

     Revenue from international customers accounted for approximately 65.2%, 67.0% and 66.2% of the Company's total revenue in 1997, 1996 and 1995, respectively. The decrease in international revenue as a percent of total revenue during 1997, as compared to 1996, was due in part to the strengthening of the dollar during 1997 as described below, as well as increased sales of the Company's software products and services in North America. The Company's consolidated operations to date have not been materially adversely affected by the recent uncertainty in the Asian markets. During 1997, the Company experienced a decrease in revenue from Korea, however, this decrease was more than offset by revenue growth in Japan. If the economies in Asia continue to deteriorate in 1998, the Company's overall Asian revenue could be adversely impacted, which could have a material adverse effect on the Company's consolidated results of operations. The Company expects that international revenue will continue to account for a significant portion of its total revenue in future periods.

     Outside of North America and Europe, the Company relies primarily on distributors and sales representatives for the licensing and support of its products. Distributors and sales representatives accounted for approximately 27.8%, 27.6% and 25.9% of the Company's total revenue in 1997, 1996 and 1995, respectively. The Company's Japanese distributor, Information Services International - Dentsu, Ltd. ("ISI-Dentsu"), accounted for approximately 15.3%, 16.5% and 19.3% of the Company's total revenue in 1997, 1996 and 1995, respectively.

     The Company generally prices its software products and services in local currencies in Europe and Japan. The strengthening of the dollar in 1997, relative to the European and Japanese currencies, negatively affected 1997 international revenue by approximately $1.2 million. Since most of the Company's international operating expenses were incurred in foreign currencies, the net impact of exchange rate fluctuations on income from operations was considerably less than the impact on revenue. If the dollar continues to strengthen in 1998 relative to the European and Japanese currencies, the Company's international revenue will be negatively impacted, which could have a material adverse effect on the Company's consolidated results of operations. The strengthening of the dollar in 1996, relative to the European and Japanese currencies, negatively affected 1996 international revenue by approximately $1.2 million as well.

     Revenue from automotive-related customers accounted for approximately 50.5%, 48.1% and 50.7% of the Company's total revenue in 1997, 1996 and 1995, respectively. Sales to Ford Motor Company accounted for approximately 10.6%, 11.8% and 13.2% of the Company's total revenue in 1997, 1996 and 1995, respectively. No other customer accounted for greater than 10% of the Company's total revenue in such periods.

     Software licenses revenue consists primarily of license fees for the Company's software products and, to a lesser extent, license fees from other companies' software products licensed through the Company's European subsidiaries. Software licenses revenue grew 18.3% over 1996 to approximately $17.3 million in 1997. The increase resulted from a higher volume of software licenses sold worldwide. In 1996, software licenses revenue grew 18.3% over 1995 to approximately $14.6 million.

     Services revenue consists primarily of revenue from software maintenance agreements and professional services, including consulting, training and funded research and development. Total services revenue grew 19.8% over 1996 to approximately $12.9 million in 1997. The overall increase in services revenue reflects the Company's continued emphasis on providing total solutions to its customers. Software maintenance revenue grew 16.9% in 1997 to $4.8 million, while professional services revenue grew 23.3% in 1997 to $7.9 million. The increase in professional services revenue in 1997 was partially offset by a $400,000 decline in funded research and development revenue. The majority of this decline can be attributed to funded research and development revenue generated during 1996 from the customization of the Company's ADAMS/Car software product for a single customer in Japan. Total services revenue grew 21.0% over 1995 to approximately $10.8 million in 1996. Both the software maintenance and the professional service components of services revenue
experienced solid growth in 1996.   Software maintenance revenue totaled $4.1
million in 1996, an 18.6% increase over 1995. Professional services revenue totaled $6.4 million in 1996, a 22.4% increase over 1995.

     COST OF REVENUE


Dollars in thousands                 1997     % CHANGE     1996      % CHANGE     1995
----------------------------------------------------------------------------------------
Cost of software licenses.........  $  791     30.5%      $  606     (16.8%)     $  728
  % of software licenses revenue..    4.6%                  4.2%                   5.9%

Cost of services..................  $7,066     14.3%      $6,183      19.0%      $5,194
  % of services revenue...........   54.6%                 57.3%                  58.2%

     Cost of software licenses includes software royalty fees, media costs, payroll and other costs attributable to software documentation and distribution, and an allocation of depreciation, utilities and other overhead expenses incurred by the Company. Cost of software licenses revenue increased 30.5% from 1996 to approximately $791,000 in 1997. The $185,000 absolute dollar increase was primarily due to additional royalties paid to third parties whose products are embedded in the Company's ADAMS software. In 1996, cost of software licenses revenue decreased 16.8% from 1995 to approximately $606,000. The decrease was primarily due to lower royalties paid to third parties whose products were licensed through the Company's European subsidiaries.

     Cost of services includes payroll and overhead expenses attributable to hotline support, consulting, training and funded research and development.
Cost of services revenue grew 14.3% over 1996 to approximately $7.1 million in 1997. In 1996, cost of services revenue grew 19.0% over 1995 to approximately $6.2 million. The increases resulted from the hiring of additional employees to support the growth in services provided to the Company's customers during 1997 and 1996.

     OPERATING EXPENSES


Dollars in thousands            1997     % CHANGE     1996     % CHANGE     1995
-----------------------------------------------------------------------------------
Sales and marketing.........  $11,705     21.0%      $9,672     19.1%      $8,118
  % of total revenue........    38.8%                 38.1%                 38.2%

Research and development....  $ 4,756     29.6%      $3,669     24.8%      $2,940
  % of total revenue........    15.8%                 14.5%                 13.8%

General and administrative..  $ 3,218     17.0%      $2,750      5.4%      $2,610
  % of total revenue........    10.7%                 10.8%                 12.3%

Purchased in-process
  research and development..  $ 1,690     --         $   --       --       $   --
  % of total revenue........     5.6%                    --                    --

     Sales and marketing expenses include costs associated with the Company's sales channels, such as personnel, commissions, sales office costs, travel, promotional events, sales order processing, including license administration and order fulfillment, and advertising and public relations programs. Sales and marketing expenses also include an allocation of overhead expenses incurred by the Company. The absolute dollar increases in sales and marketing expenses in 1997 and 1996 resulted from the Company's continued expansion of its worldwide sales and marketing organization, as well as the increase in commissions paid on the higher level of software licenses revenue. During 1997, the number of employees in sales and marketing increased from 49 to 75. The Company expects to continue to expand its sales organization in the future to meet the growing demand for its products and services.

     Research and development expenses include all payroll costs attributable to research and development activities. Research and development expenses also include an allocation of overhead expenses incurred by the Company. The absolute dollar increases in research and development expenses in 1997 and 1996 primarily resulted from an increase in personnel and related costs in support of expanded product development efforts. Funded research and development expenses, which are not included in research and development expenses but are included in cost of services revenue, were 2.7%, 3.6% and 3.2%, of total revenue in 1997, 1996 and 1995, respectively. The majority of the revenue received and expenses incurred for funded research and development was directly related to projects associated with the ongoing development of the Company's ADAMS/Car product. The Company intends to continue to invest significant resources in research and development in the future.

     General and administrative expenses include the cost of salaries, employee benefits and other payroll costs associated with the Company's finance, accounting, human resources, information systems and executive management functions. General and administrative expenses also include an allocation of overhead expenses incurred by the Company. General and administrative expenses grew 17.0% over 1996 to approximately $3.2 million in 1997, in support of the Company's growing operations worldwide. General and administrative expenses grew 5.4% over 1995 to approximately $2.8 million in 1996. The Company expects general and administrative expenses to increase in absolute dollars in the future. However, these expenses may vary as a percentage of total revenue from period to period.

     Purchased in-process research and development includes a one-time charge of approximately $1.7 million associated with the write-off of in-process research and development that had not reached technological feasibility. The write-off was recorded in connection with the acquisition of StatDesign, Inc. on October 31, 1997. The accounting for the acquisition of StatDesign, Inc. is summarized in Note 2 of Notes to Consolidated Financial Statements.

     OTHER INCOME, NET


Dollars in thousands          1997 % CHANGE   1996   % CHANGE   1995
---------------------------------------------------------------------
Other income, net .........   $791   47.6%    $536    >100%      $9
  % of total revenue.......   2.6%            2.1%               --

     Other income, net consists of net interest income (expense), foreign currency transaction gain (loss) and gain (loss) on the disposal of property and equipment. Net interest income was $953,000, $556,000, and $12,000 in 1997, 1996 and 1995, respectively. Interest income increased significantly in 1997 and 1996, primarily as a result of interest earned on the $17.8 million in net proceeds raised from the Company's initial public offering in May 1996.
Foreign currency transaction loss amounted to $(129,000), $(31,000) and $(31,000) in 1997, 1996 and 1995, respectively. The Company does not currently engage in any hedging activities to protect itself against foreign currency transaction gains and losses. Gain (loss) on the disposal of property and equipment was $(33,000), $11,000 and $28,000 in 1997, 1996 and 1995,
respectively.

     PROVISION FOR INCOME TAXES

     The Company's effective income tax rates were 57.9%, 31.9% and 17.6% for 1997, 1996 and 1995, respectively. The differences between the consolidated tax provision and the income tax provision calculated at the United States Federal statutory rate are summarized in Note 4 of Notes to Consolidated Financial Statements. In 1997, the difference between the effective and statutory federal rate was primarily due to the non-deductibility of the expense associated with purchased in-process research and development. This unfavorable difference was partially offset by the benefit of the Company's foreign sales corporation, and the benefit of tax-exempt interest income. In 1996, the difference between the effective and statutory federal rate was primarily due to the recognition of the value of certain tax credits and deferred assets, and, to a lesser extent, the benefit of tax-exempt interest income.

     MINORITY INTEREST IN NET INCOME (LOSS) OF SUBSIDIARIES

     In April 1997, the Company established a Japanese subsidiary, Mechanical Dynamics Japan K.K. ("MDI-Japan"), through a joint venture agreement with ISI-Dentsu of Tokyo, Japan, the distributor of the Company's software in Japan. The $(5,000) in minority interest in net income (loss) of subsidiaries represents ISI Dentsu's 34% interest in the net loss of MDI-Japan during 1997.

     EMPLOYEES

     The number of the Company's worldwide employees increased 46.3% to 234 at December 31, 1997, compared with 160 at December 31, 1996. Reflected in this increase are 17 new employees who joined the Company as a result of the Company's acquisition of StatDesign, Inc. in October 1997. Absent the impact of the acquisition, employment increased significantly to support the Company's growing operations worldwide.

     YEAR 2000 COMPLIANCE

     The Company has completed testing to ensure its products are compliant with the requirements to properly utilize dates beyond December 31, 1999. This testing was limited to current versions of the Company's existing products. No areas of non-compliance were noted which required modification to the Company's software. Costs incurred to complete this testing were not material to the Company's consolidated financial position or results of operations. The Company is currently in the process of evaluating its internal information technology infrastructure for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its consolidated financial position or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $20.3 million at December 31, 1997, compared to $20.6 million at December 31, 1996. The decrease in cash and cash equivalents of $309,000 was primarily due to the $2.2 million in cash used for capital expenditures, as well as the $1.4 million in cash used in the acquisition of StatDesign, Inc. in October 1997. These decreases were partially offset by the $2.7 million in cash generated from operations in 1997, $467,000 of cash resulting from the minority investment in MDI-Japan, and $220,000 in proceeds from stock issued by the Company during 1997.

     At December 31, 1997, the Company's principal commitments consisted of obligations under operating leases for facilities and equipment, including approximately $1.7 million in payments due under noncancelable operating leases during 1998. The Company had no borrowings under long-term debt arrangements at December 31, 1997.

     In April 1997, the Company established a Japanese subsidiary, MDI-Japan, through a joint venture agreement with ISI-Dentsu of Tokyo, Japan, the distributor of the Company's software in Japan. The Company owns 66% of MDI-Japan, while ISI-Dentsu owns a 34% minority interest. Pursuant to the agreement, the Company and ISI-Dentsu made combined capital contributions of approximately $1.4 million to MDI-Japan. MDI-Japan provides consulting and other professional services directly to customers in Japan, and supports ISI-Dentsu in marketing the Company's software in Japan.

     In June 1997, the Company entered into an agreement with its principal bank for an unsecured $4.0 million line of credit. No borrowings were outstanding under this agreement as of December 31, 1997. The Company's subsidiaries in Germany, Italy, Sweden, and France also have line of credit and overdraft facilities that provide for aggregate borrowing availability of approximately $465,000. Approximately $45,000 in borrowings were outstanding under these facilities as of December 31, 1997.

     In October 1997, the Company acquired 100% of the outstanding capital stock of StatDesign, Inc., a company based in Dearborn, Michigan. Since its founding in 1992, StatDesign, Inc. has worked almost exclusively with the Company's largest single customer, to provide engineering software and services for product design and development. The aggregate purchase price of approximately $2.2 million consisted of $1.4 million in cash and 170,227 shares of the Company's common stock valued at approximately $868,000. See Note 2 of Notes to Consolidated Financial Statements.

     In January 1998, the Company acquired 100% of the outstanding capital stock of Design Technologies Asia Pte. Ltd. ("DTI"), a provider of mechanical design simulation software embedded in the AutoCAD and Mechanical Desktop product lines from Autodesk, Inc. The aggregate purchase price of approximately $1.3 million consisted of $563,000 in cash and 142,540 shares of the Company's common stock valued at approximately $732,000. See Note 10 of Notes to Consolidated Financial Statements.

     Long-term cash requirements, other than for normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, financing growth, repurchases of the Company's common stock and the possible acquisition of software products, technologies and businesses complementary to the Company's business. The Company believes that cash flows from operations, together with existing cash balances, and available borrowings will be adequate to meet the Company's cash requirements for working capital, capital expenditures and stock repurchases for the next twelve months and the foreseeable future. The Company has not paid dividends during the period from 1995 through 1997 and intends to continue its policy of retaining earnings to finance future growth.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Mechanical Dynamics, Inc.:

     We have audited the accompanying consolidated balance sheets of MECHANICAL DYNAMICS, INC. (a Michigan corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mechanical Dynamics, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                      ARTHUR ANDERSEN LLP

Detroit, Michigan,
January 30, 1998

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1997 AND 1996



In thousands, except share data                                  1997     1996
--------------------------------------------------------------------------------
                            ASSETS
                            ------
Current assets:
  Cash and cash equivalents..................................  $20,261   $20,570
  Accounts receivable........................................    8,000     5,019
  Prepaid and deferred expenses..............................    1,206     1,074
                                                               -------   -------
      Total current assets...................................   29,467    26,663
                                                               -------   -------
Net property and equipment...................................    2,887     1,643
Other assets.................................................    1,793     1,506
                                                               -------   -------
                                                               $34,147   $29,812
                                                               =======   =======
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
Current liabilities:
  Borrowings under line of credit..........................    $    45   $    45
  Accounts payable...........................................    1,474       762
  Accrued expenses...........................................    3,734     2,982
  Deferred revenue...........................................    4,462     3,671
                                                               -------   -------
      Total current liabilities..............................    9,715     7,460
                                                               -------   -------
Minority interest............................................      462        --
                                                               -------   -------
Redeemable common stock, 0 and 20,843 shares issued and
  outstanding as of December 31, 1997 and 1996,
  respectively...............................................       --       167
                                                               -------   -------
Shareholders' equity:
  Common stock, no par value, 15,000,000 shares authorized,
    5,984,061 and 5,739,592 shares issued and outstanding as
    of December 31, 1997 and 1996, respectively..............   20,838    19,583
  Preferred stock, no par value, 1,000,000 shares authorized,
    0 shares issued and outstanding as of December 31, 1997
    and 1996, respectively...................................       --        --
  Retained earnings..........................................    3,290     2,546
  Cumulative translation adjustment..........................     (158)       56
                                                               -------   -------
      Total shareholders' equity.............................   23,970    22,185
                                                               -------   -------
                                                               $34,147   $29,812
                                                               =======   =======

 The accompanying notes are an integral part of these consolidated statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



In thousands, except share and per share data              1997       1996       1995
------------------------------------------------------------------------------------------
Revenue:
  Software licenses...................................  $  17,258   $  14,590  $  12,338
  Services............................................     12,933      10,793      8,918
                                                        ---------   ---------  ---------
      Total revenue...................................     30,191      25,383     21,256
                                                        ---------   ---------  ---------
Cost of revenue:
  Software licenses...................................        791         606        728
  Services............................................      7,066       6,183      5,194
                                                        ---------   ---------  ---------
      Total cost of revenue...........................      7,857       6,789      5,922
                                                        ---------   ---------  ---------
Gross profit..........................................     22,334      18,594     15,334
                                                        ---------   ---------  ---------
Operating expenses:
  Sales and marketing.................................     11,705       9,672      8,118
  Research and development............................      4,756       3,669      2,940
  General and administrative..........................      3,218       2,750      2,610
  Purchased in-process research and development.......      1,690          --         --
                                                        ---------   ---------  ---------
      Total operating expenses........................     21,369      16,091     13,668
                                                        ---------   ---------  ---------
Operating income......................................        965       2,503      1,666
Other income, net.....................................        791         536          9
                                                        ---------   ---------  ---------
Income before income taxes and minority interest......      1,756       3,039      1,675
Provision for income taxes............................      1,017         968        294
                                                        ---------   ---------  ---------
Income before minority interest.......................        739       2,071      1,381
Minority interest in net income (loss) of subsidiaries         (5)         --         --
                                                        ---------   ---------  ---------
Net income............................................  $     744   $   2,071  $   1,381
                                                        =========   =========  =========
          CALCULATION OF NET INCOME PER SHARE
          -----------------------------------
Net income............................................  $     744   $   2,071  $   1,381
  Accretion of value of warrants......................         --          --        234
                                                        ---------   ---------  ---------
Net income available to common shareholders...........  $     744   $   2,071  $   1,147
                                                        =========   =========  =========
Pro forma basic net income per common share...........  $    0.13   $    0.42  $    0.30
                                                        =========   =========  =========
Pro forma basic weighted average common shares........  5,805,936   4,990,215  3,788,702
                                                        =========   =========  =========
Pro forma diluted net income per common share.........  $    0.13   $    0.41  $    0.30
                                                        =========   =========  =========
Pro forma diluted weighted average common and common
  equivalent shares...................................  5,867,753   5,070,028  3,849,824
                                                        =========   =========  =========

 The accompanying notes are an integral part of these consolidated statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                            CONVERTIBLE  CLASS A  CLASS B    CLASS A
                                                   COMMON    PREFERRED   COMMON   COMMON   COMMON STOCK
In thousands, except share data                     STOCK      STOCK      STOCK    STOCK     WARRANTS
---------------------------------------------------------------------------------------------------------
Balance at December 31, 1994.....................  $    --       $ 265      $ 5      $ 3         $ 332
  Net income.....................................       --          --       --       --            --
  Issuance of 21,000 shares of Class A common
    stock........................................       --          --        1       --            --
  Issuance of 45,000 and repurchase of 11,775
    shares of Class B common stock...............       --          --       --       --            --
  Accretion of value of warrants.................       --          --       --       --           117
  Compensation related to stock issuances........       --          --       --       --            --
  Collections on subscriptions receivable........       --          --       --       --            --
  Foreign currency translation adjustment........       --          --       --       --            --
                                                   -------  ----------   ------   ------   -----------
Balance at December 31, 1995.....................       --         265        6        3           449
  Net income.....................................       --          --       --       --            --
  Issuance of 11,250 shares of Class B common
    stock........................................       --          --       --       --            --
  Exercise of Class A common stock warrants
    and issuance of 81,060 shares of Class A
    common stock.................................       --          --       --       --          (449)
  Conversion of 354,932 shares of Convertible
    preferred stock into 484,758 shares of
    Class A common stock.........................       --        (265)       2       --            --
  Conversion of 1,178,865 shares of Class B
    common stock and 2,700,772 shares of Class
    A common stock into 3,879,637 shares of no
    par common stock.............................      900          --       (8)      (3)           --
  Termination of redemption privileges for
    86,486 shares of redeemable common stock.....      692          --       --       --            --
  Issuance of 1,880,798 shares of common stock...   17,991          --       --       --            --
  Collections on subscriptions receivable........       --          --       --       --            --
  Foreign currency translation adjustment........       --          --       --       --            --
                                                   -------  ----------   ------   ------   -----------
Balance at December 31, 1996.....................   19,583          --       --       --            --
  Net income.....................................       --          --       --       --            --
  Termination of redemption privileges for
    20,843 shares of redeemable common stock.....      167          --       --       --            --
  Issuance of 223,626 shares of common stock.....    1,088          --       --       --            --
  Foreign currency translation adjustment........       --          --       --       --            --
                                                   -------  ----------   ------   ------   -----------
Balance at December 31, 1997.....................  $20,838       $  --      $--      $--         $  --
                                                   =======  ==========   ======   ======   ===========

                                                    ADDITIONAL  RETAINED                  CUMULATIVE
                                                     PAID-IN    EARNINGS   SUBSCRIPTIONS  TRANSLATION
In thousands, except share data                      CAPITAL    (DEFICIT)   RECEIVABLE    ADJUSTMENT    TOTAL
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994.....................        $ --     $ (671)          $(28)       $  17   $   (77)
  Net income.....................................          --      1,381             --           --     1,381
  Issuance of 21,000 shares of Class A common
    stock........................................          15         --             --           --        16
  Issuance of 45,000 and repurchase of 11,775
    shares of Class B common stock...............          15         (1)            (2)          --        12
  Accretion of value of warrants.................          --       (234)            --           --      (117)
  Compensation related to stock issuances........          84         --             --           --        84
  Collections on subscriptions receivable........          --         --             20           --        20
  Foreign currency translation adjustment........          --         --             --           15        15
                                                    ---------   --------   ------------   ----------   -------
Balance at December 31, 1995.....................         114        475            (10)          32     1,334
  Net income.....................................          --      2,071             --           --     2,071
  Issuance of 11,250 shares of Class B common
    stock........................................           3         --             --           --         3
  Exercise of Class A common stock warrants
    and issuance of 81,060 shares of Class A
    common stock.................................         509         --             --           --        60
  Conversion of 354,932 shares of Convertible
    preferred stock into 484,758 shares of
    Class A common stock.........................         263         --             --           --        --
  Conversion of 1,178,865 shares of Class B
    common stock and 2,700,772 shares of Class
    A common stock into 3,879,637 shares of no
    par common stock.............................        (889)        --             --           --        --
  Termination of redemption privileges for
    86,486 shares of redeemable common stock.....          --         --             --           --       692
  Issuance of 1,880,798 shares of common stock...          --         --             --           --    17,991
  Collections on subscriptions receivable........          --         --             10           --        10
  Foreign currency translation adjustment........          --         --             --           24        24
                                                    ---------   --------   ------------   ----------   -------
Balance at December 31, 1996.....................          --      2,546             --           56    22,185
  Net income.....................................          --        744             --           --       744
  Termination of redemption privileges for
    20,843 shares of redeemable common stock.....          --         --             --           --       167
  Issuance of 223,626 shares of common stock.....          --         --             --           --     1,088
  Foreign currency translation adjustment........          --         --             --         (214)     (214)
                                                    ---------   --------   ------------   ----------   -------
Balance at December 31, 1997.....................        $ --     $3,290           $ --        $(158)  $23,970
                                                    =========   ========   ============   ==========   =======

 The accompanying notes are an integral part of these consolidated statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



In thousands                                                            1997      1996      1995
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income........................................................  $   744   $ 2,071   $ 1,381
  Adjustments to reconcile net income to net cash provided by operating activities --
    Purchased in-process research and development...................    1,690        --        --
    Depreciation and amortization...................................      968       603       567
    Provision (benefit) for deferred income taxes...................       42       (92)      (95)
    (Gain) loss on disposal of assets...............................       33       (11)      (28)
    Minority interest in net income (loss) of subsidiaries..........       (5)       --        --
    Changes in assets and liabilities, net of effect of acquisition --
      Accounts receivable...........................................   (2,304)     (548)   (1,304)
      Prepaid and deferred expenses.................................      (43)     (133)     (188)
      Other assets..................................................      (66)       65      (102)
      Accounts payable..............................................      499       102       (76)
      Accrued expenses..............................................      580       200     1,311
      Deferred revenue..............................................      551       (19)      650
                                                                      -------   -------   -------
        Net cash provided by operating activities...................    2,689     2,238     2,116
                                                                      -------   -------   -------
Cash flows from investing activities:
  Acquisition of StatDesign Inc., net of cash acquired..............   (1,374)       --        --
  Proceeds from sale of property and equipment......................       48        28       269
  Purchases of property and equipment...............................   (2,225)     (894)     (819)
                                                                      -------   -------   -------
        Net cash used in investing activities.......................   (3,551)     (866)     (550)
                                                                      -------   -------   -------
Cash flows from financing activities:
  Minority investment in consolidated subsidiary....................      467        --        --
  Proceeds from issuance of common stock............................      220    18,054        28
  Proceeds from collections on subscriptions receivable.............       --        10        20
  Net payments under line of credit agreements......................       --       (37)     (738)
  Payments of long-term debt........................................       --        --      (528)
                                                                      -------   -------   -------
        Net cash provided by (used in) financing activities.........      687    18,027    (1,218)
                                                                      -------   -------   -------
Effect of exchange rate changes on cash.............................     (134)       30       (24)
                                                                      -------   -------   -------
Net increase (decrease) in cash.....................................     (309)   19,429       324
Cash at beginning of year...........................................   20,570     1,141       817
                                                                      -------   -------   -------
Cash at end of year.................................................  $20,261   $20,570   $ 1,141
                                                                      =======   =======   =======
Supplemental disclosures of cash flow information --
  Interest paid.....................................................  $    12   $    22   $    59
                                                                      =======   =======   =======
  Income taxes paid.................................................  $   764   $   753   $   413
                                                                      =======   =======   =======
Supplemental schedule of noncash investing and financing activities:
  Details of acquisition of StatDesign, Inc.:
    Net assets, other than cash acquired............................  $    22   $    --   $    --
    Purchase price in excess of net assets acquired.................      530        --        --
    Purchased in-process research and development...................    1,690        --        --
    Common stock issued.............................................     (868)       --        --
                                                                      -------   -------   -------
        Net cash used to acquire StatDesign, Inc....................  $ 1,374   $    --   $    --
                                                                      =======   =======   =======

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

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     In April 1997, the Company established a Japanese subsidiary, Mechanical Dynamics Japan K.K. ("MDI-Japan"), through a joint venture agreement with Information Services International-Dentsu, Ltd. ("ISI-Dentsu") of Tokyo, Japan, the distributor of the Company's software in Japan. The Company owns 66% of MDI-Japan, while ISI-Dentsu owns a 34% minority interest. Pursuant to the agreement, the Company and ISI-Dentsu made combined capital contributions of approximately $1.4 million to MDI-Japan. MDI-Japan provides consulting and other professional services directly to customers in Japan and supports ISI-Dentsu in marketing the Company's software in Japan.

     Foreign Currency

     The financial statements of international subsidiaries are translated using exchange rates in effect at period end for assets and liabilities and at average rates during the period for results of operations. The resulting foreign currency translation adjustments are reflected as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in other income, net and are not material for the periods presented.

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

     Services revenue consists primarily of revenue from software maintenance agreements and professional services, including consulting, training and funded research and development. Revenue related to advance payments received under software maintenance agreements is deferred and amortized over the terms of the agreements. Revenue from other services is recognized upon performance of the service.

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

     Accounts Receivable

     Accounts receivable includes an allowance for doubtful accounts of $235,000 and $175,000 in 1997 and 1996, respectively.

     Property and Equipment

     Property and equipment is stated at cost. Office furniture and equipment is depreciated using accelerated methods over estimated useful lives of three to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the respective asset's life or the life of the related lease, generally ten years. Property and equipment consists of the following:


In thousands                            1997    1996
-------------------------------------------------------
Office furniture and equipment.......  $4,436  $2,568
Leasehold improvements...............     765     718
                                       ------  ------
                                        5,201   3,286
Less -- accumulated depreciation.....   2,314   1,643
                                       ------  ------
     Net property and equipment......  $2,887  $1,643
                                       ======  ======

     Goodwill

     Included in other assets on the accompanying consolidated balance sheets is goodwill of $1.5 million and $1.1 million as of December 31, 1997 and 1996, respectively. Goodwill is presented net of accumulated amortization of $354,000 and $250,000 in 1997 and 1996, respectively.

     Goodwill represents the unamortized cost in excess of fair value of net assets acquired and is amortized on a straight-line basis over ten to fifteen years. On an ongoing basis, management reviews the valuation and amortization of goodwill. As part of this review, the Company considers the value of projected future undiscounted cash flows attributable to the acquired operations in evaluating potential impairment.

     Net Income Per Common Share

     Net income available to common shareholders is net of an equity charge in 1995 to accrete the redemption price of warrants outstanding.

     For the year and the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." The primary requirements of this standard include: (1) the replacement of primary earnings per share with basic earnings per share, which eliminates the dilutive effect of stock options and warrants; (2) the use of average share price in applying the treasury method to compute dilution for stock options and warrants for diluted earnings per share; and (3) a disclosure reconciling the numerator and denominator of earnings per share calculations. All prior period per share data presented has been restated to conform with this new statement.

     The calculation of pro forma basic weighted average common shares is based on the following: the daily weighted average number of shares of common stock outstanding; any shares issued below fair market value for all periods presented; the 1.5-for-1 stock split (see Note 5); and the conversion of the preferred stock into common stock for all periods. The calculation of pro forma diluted weighted average common shares includes the basic weighted average common shares plus the dilutive effect of outstanding stock options and warrants.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Stock-Based Compensation

     The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount the employee must pay to acquire the stock in the accompanying consolidated statements of income. As supplemental information, the Company has provided pro forma disclosure of the fair value at the date of grant of stock options granted during 1997 and 1996 in Note 5, in accordance with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

     New Accounting Pronouncements

     In October 1997, Statement of Position 97-2, "Software Revenue Recognition," was issued. This pronouncement provides guidance on recognizing revenue on software transactions. The Company will be required to adopt this new standard for transactions entered into beginning January 1, 1998. The Company believes that the implementation of this statement will not have an impact on its consolidated financial statements or its current revenue recognition policies.

     In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). The Company will be required to adopt these new standards for the year ended December 31, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. SFAS 131 introduces a new model for segment reporting, called the "management approach." The management approach is based on the way that the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. The Company believes that the implementation of these standards will not have a material effect on its consolidated financial statements.

     Reclassifications

     Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the 1997 presentation.

(2)  ACQUISITIONS

     In October 1997, the Company acquired 100% of the outstanding capital stock of StatDesign, Inc., a company based in Dearborn, Michigan. Since its founding in 1992, StatDesign, Inc. has worked almost exclusively with the Company's largest single customer to provide engineering software and services for product design and development. The aggregate purchase price of approximately $2.2 million consisted of $1.4 million in cash and 170,227 shares of the Company's common stock valued at approximately $868,000. The acquisition has been accounted for under the purchase method of accounting. In connection with the acquisition, the Company recorded a one-time charge to operations in the fourth quarter of 1997 of approximately $1.7 million, associated with the write-off of in-process research and development acquired in the transaction that had not reached technological feasibility. The remaining excess of the aggregate purchase price over the fair value of the net assets acquired of approximately $530,000 has been recognized as goodwill and will be amortized over a ten-year period. The operating results of StatDesign, Inc. have been included in the consolidated results of operations from the date of acquisition.

     On April 1, 1994, the Company purchased certain intangible assets and software rights from one of its European distributors, and all outstanding stock of the distributor's majority-owned subsidiaries in France, Germany, Sweden, Italy and the United Kingdom. The total purchase price of approximately $1.8 million consisted of $448,000 in cash, $526,000 in notes and $859,000 associated with 107,329 shares of the Company's Class A common stock with redemption privileges at $8 per share. During 1997 and 1996, the redemption privileges associated with 20,843 and 86,486 of these shares terminated, respectively.

(3)  FINANCING ARRANGEMENTS

     The Company has available an unsecured bank line of credit with a maximum borrowing capacity of $4.0 million. Borrowings on the line of credit bear interest at the bank's prime rate of interest. No borrowings were outstanding at December 31, 1997. The agreement expires on June 30, 1999.

     The Company's subsidiaries in Germany, Italy, Sweden and France also have line of credit and overdraft facilities that provide for aggregate borrowing availability of approximately $465,000, at various fixed and variable interest rates. Borrowings are collateralized by certain assets of the subsidiaries. Borrowings outstanding under these agreements were $45,000 at December 31, 1997 and 1996.

     No borrowings were outstanding under long-term debt arrangements as of December 31, 1997 and 1996.

(4) INCOME TAXES

     A summary of income before provision for income taxes and components of the provision for income taxes is as follows:


                                                    YEAR ENDED DECEMBER 31,
                                                  ----------------------------
In thousands                                        1997      1996      1995
------------------------------------------------------------------------------
Income (loss) before provision for income taxes:
  Domestic......................................    $1,497   $2,874    $1,679
  Foreign.......................................       259      165        (4)
                                                  --------  -------   -------
                                                    $1,756   $3,039    $1,675
                                                  ========  =======   =======
Domestic provision (benefit) for income taxes:
  Current.......................................    $  859   $  973    $  329
  Deferred......................................        42      (92)      (95)
Foreign provision for income taxes:
  Current.......................................       116       87        60
                                                  --------  -------   -------
Provision for income taxes......................    $1,017   $  968    $  294
                                                  ========  =======   =======

     The differences between the income tax provision calculated at the United States Federal statutory rate and the consolidated income tax provision are summarized as follows:


                                                                         YEAR ENDED DECEMBER 31,
                                                                       ----------------------------
In thousands                                                             1997      1996      1995
---------------------------------------------------------------------------------------------------
Federal statutory provision..........................................   $  597    $1,033     $ 570
  Non-deductible meals and entertainment.............................       41        28        24
  Non-deductible purchased in-process research and development.......      575        --        --
  Reduction in valuation reserve.....................................       --       (95)     (456)
  Foreign losses without tax benefit.................................        5         5        33
  Effect of differences between U.S. and foreign tax rates including
    foreign sales corporation........................................      (66)       31        31
  Tax exempt interest income.........................................     (106)      (34)       --
  Foreign withholding taxes paid, net of domestic benefit............       --        --        92
  Other, net.........................................................      (29)       --        --
                                                                       -------   -------   -------
Provision for income taxes...........................................   $1,017    $  968     $ 294
                                                                       =======   =======   =======

     Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. The components of the net deferred income tax asset are summarized as follows:

                                                                          AS OF
                                                                       DECEMBER 31,
                                                                      ---------------
In thousands                                                           1997    1996
-------------------------------------------------------------------------------------
Deferred tax assets:
  Tax credits.......................................................    $ --    $ 90
  Property and equipment............................................      81      95
  Employee benefits.................................................     120      64
  Accounts receivable...............................................      72      66
                                                                      ------  ------
Net deferred tax asset..............................................    $273    $315
                                                                      ======  ======

     Income taxes have been provided on all undistributed earnings of foreign subsidiaries.

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

     Class A and Class B Common Stock

     In April 1996, the Company amended and restated its Articles of Incorporation to automatically convert each share of Class A common stock and each share of Class B common stock into one share of common stock.

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

     The Company was notified on March 11, 1996, that the holder of one-half of the warrants would exercise their right to purchase 81,060 shares of the Company's Class A common stock at a price of $0.75 per share. The remaining warrants were redeemed by the Company in 1996 for a cash value of $449,000; these warrants were reflected as accrued liabilities in the Company's consolidated balance sheet as of December 31, 1995.

     Employee Stock Purchase Plan

     The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Company's Board of Directors in March 1996. A total of 300,000 shares of common stock has been reserved for issuance under the Purchase Plan. The Purchase Plan provides that the Company will sell shares to employees who elect to participate in the Purchase Plan at a price equal to 85% of the lesser of the fair market value of the common stock on (i) the first trading day of an offering period or (ii) the last trading day of such offering period.

     Under the Purchase Plan, the Company issued 33,899 and 17,213 shares of common stock in 1997 and 1996, respectively, to various employees at a weighted average price of $5.97 per share in 1997 and $11.79 per share in 1996.

     1996 Stock Incentive Plan For Key Employees

     The Company's 1996 Stock Incentive Plan for Key Employees (the "Stock Option Plan") was adopted by the Company's Board of Directors in March 1996. Under the Stock Option Plan, options will be granted or restricted stock will be awarded for the purpose of attracting and motivating key employees of the Company. The Stock Option Plan provides for (i) the grant of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code, (ii) the grant of "nonqualified stock options" (options which do not meet the requirements of Section 422), and (iii) the award of restricted stock. Subject to certain provisions outlined in the Stock Option Plan, the Compensation Committee of the Board of Directors will determine which key employees will be granted options or awarded restricted stock, the number of options granted or shares awarded and other terms and conditions applicable to each award or grant. A total of 650,000 shares of common stock has been reserved for issuance under the Stock Option Plan.

     Stock option activity for this plan is summarized below:


                                                                   WTD. AVG.
                                        NUMBER         PRICE       EXERCISE
                                       OF SHARES     PER SHARE       PRICE
-----------------------------------------------------------------------------
Outstanding at December 31, 1995.....        --
  Granted............................   182,500   $9.00 - $13.50      $11.47
                                       --------
Outstanding at December 31, 1996.....   182,500   $9.00 - $13.50      $11.47
  Granted............................   329,000   $6.50 - $ 9.13      $ 7.75
  Canceled...........................  (132,200)  $6.50 - $13.50      $11.81
                                       --------
Outstanding at December 31, 1997.....   379,300   $6.69 - $ 9.13      $ 8.12
                                       ========

     There were 82,500 options exercisable under the Stock Option Plan as of December 31, 1997 with a weighted average exercise price of $9.00 per share. The remaining options vest over a four-year period beginning on the date of grant at 25% per year, and expire five years from the date they are granted. Options outstanding under the Stock Option Plan have a weighted average remaining contractual life of 4.1 years as of December 31, 1997. No options were exercisable under the Stock Option Plan as of December 31, 1996.

     Non-Employee Director Stock Option Plan

     The Company's Non-Employee Director Stock Option Plan (the "Director Stock Option Plan") was adopted by the Company's Board of Directors in March 1996. The Director Stock Option Plan provides for the grant of "nonqualified stock options" to purchase shares of common stock. Upon appointment to the Board of Directors, each newly appointed non-employee director will receive an option to purchase 5,000 shares of common stock of the

Company. Furthermore, immediately following each annual meeting of shareholders of the Company, each non-employee director who has served as a director for at least six months will automatically be granted an option to purchase 5,000 shares of common stock of the Company. The exercise price of any option will be equal to the market price of the common stock at the time of grant. Each option, if not sooner terminated as provided in the Director Stock Option Plan, will have a five-year term from the date of grant and will vest and become exercisable in full on the first anniversary of the date of grant. A total of 100,000 shares of common stock have been reserved for issuance under the Director Stock Option Plan.

     Stock option activity for this plan is summarized below:


                                                         NUMBER         PRICE
                                                        OF SHARES      PER SHARE
-------------------------------------------------------------------------------------
Outstanding at December 31, 1995.....................         --
  Granted............................................     20,000          $11.00
                                                        --------
Outstanding at December 31, 1996.....................     20,000          $11.00
  Granted............................................     20,000          $ 9.13
                                                        --------
Outstanding at December 31, 1997.....................     40,000      $9.13 - $11.00
                                                        =========

     There were 20,000 options exercisable under the Director Stock Option Plan as of December 31, 1997. Options outstanding under the Director Stock Option Plan have a weighted average remaining contractual life of 3.8 years as of December 31, 1997.

     1995 Amended and Restated Stock Purchase Plan

     In March 1996, the Company's 1995 Amended and Restated Stock Purchase Plan (the "1995 Plan") was terminated by the Board of Directors.

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

     In addition, under the 1995 Plan, the Board from time to time also granted stock options to attract, retain and motivate certain key executive officers. Stock option activity for this plan is summarized below:


                                                         NUMBER             PRICE
                                                        OF SHARES         PER SHARE
--------------------------------------------------------------------------------------
Outstanding at December 31, 1994....................      45,000        $0.16 - $0.25
  Exercised.........................................     (18,750)           $0.16
                                                        --------
Outstanding at December 31, 1995....................      26,250            $0.25
  Exercised.........................................     (18,750)           $0.25
  Canceled..........................................      (7,500)           $0.25
                                                        --------
Outstanding at December 31, 1996 and 1997...........          --
                                                        ========

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

                                                                     NUMBER        PRICE
                                                                    OF SHARES     PER SHARE
--------------------------------------------------------------------------------------------
Outstanding at December 31, 1994, 1995 and 1996..................      61,671       $0.93
  Exercised......................................................     (19,500)      $0.93
                                                                     --------
Outstanding at December 31, 1997.................................      42,171       $0.93
                                                                     ========

  All outstanding options under the 1993 Plan were exercisable at December 31, 1997, and expire in April 1998.

     Stock-Based Compensation

     Using the intrinsic value method of accounting for the value of stock options granted during 1997 and 1996, no compensation cost was recorded in the accompanying consolidated statements of income. There were no stock options granted during 1995. Had compensation cost been determined based on the fair value at the date of grant for awards in 1997 and 1996 consistent with the provisions of SFAS 123, net income and net income per share would have been reduced to the pro forma amounts indicated below:

In thousands, except per share data                             1997    1996
-------------------------------------------------------------------------------
Net Income - as reported......................................  $ 744  $2,071
Net Income - pro forma........................................  $ 406  $1,698

Diluted net income per share - as reported....................  $0.13  $ 0.41
Diluted net income per share - pro forma......................  $0.07  $ 0.33

     The weighted average estimated fair value of stock options granted during 1997 and 1996 was $3.98 and $5.00, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The following weighted average assumptions were used in valuing the option grants:


                                                                1997   1996
----------------------------------------------------------------------------
Expected life (years)..........................................  5.0   5.0
Interest rate..................................................  6.0%  6.5%
Volatility.....................................................  0.8   0.4
Dividend yield.................................................  0.0%  0.0%

(6)  COMMITMENTS AND CONTINGENCIES

     Employee Benefit Plans

     The Company maintains a 401(k) plan covering substantially all of its employees. During 1997 and 1996, the Company matched 40% of qualified employee contributions, up to a maximum of 2.4% of eligible compensation. During 1995, under the plan, the Company provided matching contributions equal to 25% of qualified employee contributions, up to a maximum of 1.5% of each employee's eligible compensation. In 1997, 1996 and 1995, the Company contributed $180,000, $150,000 and $71,000, respectively, to the plan.

     Lease Commitments

     The Company and its subsidiaries lease office space and certain equipment under noncancelable operating lease agreements. Future minimum lease payments at December 31, 1997 are as follows:

In thousands
-------------------------------------------------------------------
1998....................................................  $1,745
1999....................................................   1,166
2000....................................................     588
2001....................................................       8
2002....................................................       2
Thereafter..............................................      --
                                                          ------
                                                          $3,509
                                                          ======

     Total lease expense amounted to $2.0 million, $2.0 million and $1.9 million in 1997, 1996 and 1995, respectively.

     Royalty Agreements

     The Company has entered into various agreements which generally provide for royalty payments by the Company based on a percentage of revenue derived through the licensing of certain software products. Royalty expense under these agreements amounted to approximately $612,000, $480,000 and $469,000 in 1997, 1996 and 1995, respectively.

(7)  LITIGATION

     The Company is party to routine litigation arising in the normal course of business. In the opinion of management, the liabilities resulting from these proceedings, if any, will not be material to the Company's consolidated financial position or results of operations.

(8)  GEOGRAPHIC OPERATIONS AND SEGMENT INFORMATION

     The following table summarizes selected financial information of the Company's operations by geographic location:


                                                      YEAR ENDED DECEMBER 31,
                                                -------------------------------
In thousands                                         1997      1996      1995
-----------------------------------------------------------------------------
Revenue:
  North America
    United States................................  $10,340   $ 8,250   $ 7,172
    Canada.......................................      153       128        16
  Europe
    Germany......................................    4,380     4,217     3,660
    Other European countries.....................    5,653     5,535     4,576
  Asia/Pacific
    Japan........................................    7,324     5,424     4,416
    Other Asian countries........................    2,341     1,829     1,416
                                                   -------   -------   -------
      Total revenue..............................  $30,191   $25,383   $21,256
                                                   =======   =======   =======
Operating contribution:
  North America
    United States................................  $ 3,229   $ 2,940   $ 2,496
    Canada.......................................       89        87         6
  Europe
    Germany......................................    1,377     1,315     1,056
    Other European Countries.....................    1,836     1,686     1,318
  Asia/Pacific
    Japan........................................    2,020     1,953     1,546
    Other Asian countries........................      623       658       496
                                                   -------   -------   -------
      Total operating contribution...............    9,174     8,639     6,918
  Unallocated expenses, net......................   (7,418)   (5,600)   (5,243)
                                                   -------   -------   -------
      Income before taxes and minority interest..  $ 1,756   $ 3,039   $ 1,675
                                                   =======   =======   =======
Identifiable assets:
  North America
    United States................................  $27,613   $25,816   $ 4,968
  Europe
    Germany......................................    1,124     1,199     1,270
    Other European countries.....................    3,580     2,797     3,100
  Asia/Pacific
    Japan........................................    1,788        --        --
    Other Asian countries........................       42        --        --
                                                   -------   -------   -------
      Total identifiable assets..................  $34,147   $29,812   $ 9,338
                                                   =======   =======   =======

     One customer accounted for approximately 10.6%, 11.8% and 13.2% of total revenue in the years ended December 31, 1997, 1996 and 1995, respectively.

     Unallocated expenses, net consist of general corporate expenses, internal research and product development expenses, interest expense and interest income. In 1997, these expenses also include the write-off of approximately $1.7 million of purchased in-process research and development related to the acquisition of StatDesign, Inc.

(9)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table summarizes selected unaudited quarterly financial information for 1997 and 1996. The Company believes all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included in the selected quarterly information:

                                                               THREE MONTHS ENDED                   YEAR ENDED
                                                 -------------------------------------------------  -------------
                                                  MARCH 31,  JUNE 30,  SEPTEMBER 30,  DECEMBER 31,  DECEMBER 31,
In thousands, except per share data                 1997       1997        1997           1997          1997
-----------------------------------------------------------------------------------------------------------------
Revenue........................................     $6,701    $7,205         $7,679       $8,606        $30,191
Operating income (loss)........................        514       628            693         (870)           965
Net income (loss)..............................        477       589            649         (971)           744
Basic net income (loss) per common share.......     $ 0.08    $ 0.10         $ 0.11       $(0.16)       $  0.13
Diluted net income (loss) per common share.....     $ 0.08    $ 0.10         $ 0.11       $(0.16)       $  0.13


                                                                THREE MONTHS ENDED                   YEAR ENDED
                                                 ------------------------------------------------  --------------
                                                  MARCH 31,  JUNE 30,  SEPTEMBER 30,  DECEMBER 31,   DECEMBER 31,
In thousands, except per share data                1996       1996        1996           1996           1996
-----------------------------------------------------------------------------------------------------------------
Revenue.......................................     $6,048    $6,241         $6,663       $6,431        $25,383
Operating income..............................        573       744            812          374          2,503
Net income....................................        371       561            713          426          2,071
Basic net income per common share.............     $ 0.10    $ 0.12         $ 0.12       $ 0.07        $  0.42
Diluted net income per common share...........     $ 0.10    $ 0.12         $ 0.12       $ 0.07        $  0.41

(10) SUBSEQUENT EVENT

     In January 1998, the Company acquired 100% of the outstanding capital stock of Design Technologies Asia Pte. Ltd. ("DTI"), a provider of mechanical design simulation software embedded in the AutoCAD and Mechanical Desktop product lines from Autodesk, Inc. The aggregate purchase price of approximately $1.3 million consisted of $563,000 in cash and 142,540 shares of the Company's common stock valued at approximately $732,000. The acquisition has been accounted for under the purchase method of accounting. In connection with the acquisition, the Company intends to record a non-recurring charge to operations in the first quarter of 1998 of approximately $1.0 to $1.2 million, associated with the write-off of in-process research and development acquired in the transaction that had not reached technological feasibility.
The remaining excess of the aggregate purchase price over the fair value of the net assets acquired will be recognized as goodwill and amortized over a ten-year period.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the directors of the Company is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders scheduled to be held on May 14, 1998.

     The executive officers of the Company as of March 1, 1998 are listed below:


                 NAME                           AGE                           POSITION
--------------------------------------------------------------------------------------------------------------------
Michael E. Korybalski.........................   51    Chief Executive Officer, Chairman of the Board and Director
Robert R. Ryan................................   40    President, Chief Operating Officer, and Director
Michael Hoffmann..............................   41    Senior Vice President -- Worldwide Sales & Service
David Peralta.................................   30    Vice President, Chief Financial Officer and Treasurer

     Michael E. Korybalski, a co-founder of MDI, is currently Chief Executive Officer, Chairman of the Board and a director of the Company. From 1984 to February 1997, Mr. Korybalski served as President of the Company. From 1977 to 1984, Mr. Korybalski served as Vice President and General Manager of the Company. From 1973 to 1977, he was employed as a product engineer with Ford Motor Company. Mr. Korybalski holds B.S.E. and M.S.E. degrees in mechanical engineering, as well as an M.B.A., from the University of Michigan.

     Robert R. Ryan became the President of the Company in February 1997 and since 1991 has served as the Chief Operating Officer of the Company. Dr. Ryan was elected a director of the Company in May 1997. Dr. Ryan served as the Company's Executive Vice President from 1991 to February 1997. From 1988 through 1991, Dr. Ryan served as the Company's Vice President of Product Development. Before joining the Company, Dr. Ryan held various positions in sales and engineering services at Structural Dynamics Research Corporation, and served briefly on the engineering faculty at the University of Michigan. Dr. Ryan holds a B.S. degree from the University of Cincinnati and M.S. and Ph.D. degrees in applied mechanics from Stanford University.

     Michael Hoffmann became the Company's Senior Vice President -- Worldwide Sales and Service in November 1997. Dr. Hoffman served as the Company's Vice President -- European Operations from November 1996 to November 1997. Dr. Hoffmann served as the Company's Managing Director -- European Operations from 1994 through February 1997. From 1993 through 1994, Dr. Hoffmann served as Managing Director of TEDAS Mechanical Systems GmbH, a shareholder of the Company. From 1991 through 1992, he served as Technical Director of TEDAS GmbH. Dr. Hoffmann holds masters and doctorate degrees in civil engineering from the Technological University of Darmstadt.

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

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders scheduled to be held on May 14, 1998.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders scheduled to be held on May 14, 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


ITEM 14(a)1. FINANCIAL STATEMENTS

  Report of Independent Public Accountants
  Consolidated Balance Sheets as of December 31, 1997 and 1996
  Consolidated Statements of Income for the Years Ended December 31, 1997, 1996
    and 1995
  Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended
    December 31, 1997, 1996 and 1995
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
    1996 and 1995
  Notes to Consolidated Financial Statements


ITEM 14(a)2. FINANCIAL STATEMENT SCHEDULES

  None.


ITEM 14(a)3. EXHIBITS

NUMBER                                         EXHIBIT
--------------------------------------------------------------------------------------------------
(2)     Joint Venture Agreement between Mechanical Dynamics, Inc. and Information Services
        International - Dentsu, Ltd., incorporated herein by reference to Exhibit 2 to the
        Company's previously filed Form 10-Q for the quarter ended March 31, 1997
(3.1)   Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 333-2900
(3.2)   Restated Bylaws, incorporated herein by reference to Exhibit 3.4 to the Company's
        Registration Statement on Form S-1, Registration No. 333-2900
(4.2)   Line of Credit Demand Note between KeyBank National Association and the Company dated
        June 30, 1997, incorporated herein by reference to Exhibit 4.2 to the Company's previously filed Form 10-Q for the quarter ended June 30, 1997
(10.1)  Employment Agreement between the Company and Michael E. Korybalski, as amended
(10.2)  Employment Agreement between the Company and Robert R. Ryan, as amended
 (11)   Statement Re Computation Of Per Share Earnings Per Share
 (21)   Subsidiaries Of The Registrant
(23.1)  Consent Of Independent Public Accountants
 (27)   Financial Data Schedule

ITEM 14(b). REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 23, 1998                           MECHANICAL DYNAMICS, INC.
                                                (Registrant)
                                           By:  /s/ Michael E. Korybalski
                                                --------------------------------
                                                Michael E. Korybalski
                                                Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       SIGNATURES                        TITLE                         DATE
       ----------                        -----                         ----
/s/ Michael E. Korybalski    Chairman of the Board,                 March 23, 1998
--------------------------   Chief Executive Officer,
Michael E. Korybalski        and Director
                             (Principal Executive Officer)


/s/ Robert R. Ryan           President, Chief Operating Officer     March 23, 1998
--------------------------   and Director
Robert R. Ryan

/s/ David Peralta            Chief Financial Officer                March 23, 1998
--------------------------   (Principal Financial and
David Peralta                Accounting Officer)


/s/ Herbert S. Amster        Director                               March 23, 1998
--------------------------
Herbert S. Amster

/s/ John C. Angell           Director                               March 23, 1998
--------------------------
John C. Angell

/s/ David E. Cole            Director                               March 23, 1998
--------------------------
David E. Cole

/s/ Joseph F. Gloudeman      Director                               March 23, 1998
--------------------------
Joseph F. Gloudeman

/s/ Mitchell I. Quain        Director                               March 23, 1998
--------------------------
Mitchell I. Quain

                              INDEX TO EXHIBITS


  NUMBER                                  EXHIBIT TITLE
--------------------------------------------------------------------------------
  (2) Joint Venture Agreement between Mechanical Dynamics, Inc. and Information Services International - Dentsu, Ltd., incorporated herein by reference to Exhibit 2 to the Company's previously filed Form 10-Q for the quarter ended March 31, 1997.

  (3.1) Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 333-2900

  (3.2) Restated Bylaws, incorporated herein by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1, Registration No. 333-2900

  (4.2) Line of Credit Demand Note between KeyBank National Association and the Company dated June 30, 1997, incorporated herein by reference to
          Exhibit 4.2 to the Company's previously filed Form 10-Q for the quarter ended June 30, 1997.

 (10.1) Employment Agreement between the Company and Michael E. Korybalski, as amended

 (10.2) Employment Agreement between the Company and Robert R. Ryan, as amended


   (11)   Statement Re Computation Of Per Share Earnings

   (21)   Subsidiaries Of The Registrant

 (23.1)   Consent Of Independent Public Accountants

   (27)   Financial Data Schedule