Form 10-Q
period 1998-03-31
MECHANICAL DYNAMICS INC \MI\
filed 1998-05-14
CIK 1011451

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal period ended:  MARCH 31, 1998

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



        The number of outstanding shares of the Registrant's common stock, as of May 1, 1998, was 6,205,377.

                           MECHANICAL DYNAMICS, INC.

                                   FORM 10-Q
                               TABLE OF CONTENTS


                                                                                                                        PAGE
                                                                                                                        ----
                 PART I - FINANCIAL INFORMATION

                   Item 1.  Financial Statements

                            Condensed Consolidated Balance Sheets
                            March 31, 1998 and December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . .          3

                            Condensed Consolidated Statements of Income
                            Three Months Ended March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . .          4

                            Condensed Consolidated Statements of Cash Flows
                            Three Months Ended March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . .          5

                            Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . .          6

                   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of                    7
                                Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                 PART II - OTHER INFORMATION

                   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .         12

                 SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13

                 INDEX TO EXHIBITS . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . .  . . . .         14

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                  MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALALNCE SHEETS

                                                                              MARCH 31,       DECEMBER 31,
  in thousands                                                                   1998             1997
---------------------------------------------------------------------------------------------------------------
  ASSETS:                                                                        (UNAUDITED)
  Current assets:
     Cash and cash equivalents                                                     $18,218          $20,261
     Accounts receivable                                                             7,995            8,000
     Prepaid and deferred expenses                                                   1,203            1,206
---------------------------------------------------------------------------------------------------------------
       Total current assets                                                         27,416           29,467
---------------------------------------------------------------------------------------------------------------
  Net property and equipment                                                         3,086            2,887
  Other assets                                                                       1,882            1,793
---------------------------------------------------------------------------------------------------------------
  Total assets                                                                     $32,384          $34,147
---------------------------------------------------------------------------------------------------------------
  LIABILITIES AND SHAREHOLDER'S EQUITY:
  Current liabilities:
     Borrowings under lines of credit                                                  $84              $45
     Accounts payable                                                                  755            1,474
     Accrued expenses                                                                2,707            3,734
     Deferred revenue                                                                4,158            4,462
---------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                     7,704            9,715
---------------------------------------------------------------------------------------------------------------
  Minority interest                                                                    478              462
  Shareholders' equity:
     Common stock                                                                   21,714           20,838
     Preferred stock                                                                     0                0
     Retained earnings                                                               2,677            3,290
     Cumulative translation adjustment                                                (189)            (158)
---------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                   24,202           23,970
---------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                                       $32,384          $34,147
---------------------------------------------------------------------------------------------------------------


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                 -------------------------------
  in thousands, except share and per share data                                      1998            1997
================================================================================================================
  Revenue:
     Software licenses                                                                  $4,816         $3,920
     Services                                                                            3,919          2,781
----------------------------------------------------------------------------------------------------------------
       Total revenue                                                                     8,735          6,701
----------------------------------------------------------------------------------------------------------------
  Cost of revenue:
     Software licenses                                                                     509            103
     Services                                                                            2,199          1,604
----------------------------------------------------------------------------------------------------------------
       Total cost of revenue                                                             2,708          1,707
----------------------------------------------------------------------------------------------------------------
  Gross profit                                                                           6,027          4,994
----------------------------------------------------------------------------------------------------------------
  Operating expenses:
     Sales and marketing                                                                 3,307          2,594
     Research and development                                                            1,229          1,074
     General and administrative                                                            845            812
     Purchased in-process research and development                                       1,200              0
----------------------------------------------------------------------------------------------------------------
       Total operating expenses                                                          6,581          4,480
----------------------------------------------------------------------------------------------------------------
  Operating income (loss)                                                                 (554)           514
  Other income, net                                                                        218            167
----------------------------------------------------------------------------------------------------------------
  Income (loss) before income taxes and minority interest                                 (336)           681
  Provision for income taxes                                                               261            204
----------------------------------------------------------------------------------------------------------------
  Net income (loss) before minority interest                                              (597)           477
  Minority interest in net income of subsidiary                                             16              0
----------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                                      ($613)          $477
================================================================================================================
  Net income (loss) per common share                                                    ($0.10)         $0.08
================================================================================================================
  Common and common equivalent shares                                                6,113,210      5,865,979
================================================================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                 MARCH 31,         MARCH 31,
  in thousands                                                                      1998             1997
==================================================================================================================
  Cash flows from operating activities:
     Net income (loss)                                                                  ($613)            $477
     Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
       Purchased in-process research and development                                    1,200                0
       Depreciation and amortization                                                      369              207
       (Gain) loss on disposal of assets                                                    4               (8)
       Minority interest in net income of subsidiary                                       16                0
       Changes in assets and liabilities:
         Accounts receivable                                                               93               37
         Prepaid and deferred expenses                                                     16              205
         Other assets                                                                      29               14
         Accounts payable                                                                (772)            (222)
         Accrued expenses                                                              (1,110)            (120)
         Deferred revenue                                                                (325)             288
------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) operating activities                         (1,093)             878
------------------------------------------------------------------------------------------------------------------
  Cash flows from investing activities:
     Proceeds from the sale of property and equipment                                      12               21
     Purchases of property and equipment                                                 (555)            (348)
     Purchase of DTI Asia Pte. Ltd., net of cash acquired                                (563)               0
------------------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                                       (1,106)            (327)
------------------------------------------------------------------------------------------------------------------
  Cash flows from financing activities:
     Net borrowings (payments) under line of credit agreements                             39               (3)
     Proceeds from the issuance of common stock                                           144               63
------------------------------------------------------------------------------------------------------------------
           Net cash provided by financing activities                                      183               60
------------------------------------------------------------------------------------------------------------------
  Effect of exchange rate changes on cash                                                 (27)              (9)
------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and cash equivalents                                 (2,043)             602
  Cash and cash equivalents at beginning of period                                     20,261           20,570
------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                                          $18,218          $21,172
==================================================================================================================
  Supplemental disclosures of cash flow information:
    Cash paid during the year for:
       Interest                                                                            $6               $1
==================================================================================================================
       Income taxes                                                                      $812              $95
==================================================================================================================
  Details of acquisition of DTI Asia Pte. Ltd.:
     Net assets (liabilities), other than cash acquired                                  ($59)
     Purchase price in excess of the net assets acquired                                  154
     Purchased in-process research and development                                      1,200
     Stock issued                                                                        (732)
--------------------------------------------------------------------------------------------------
       Net cash used to acquire DTI Asia Pte. Ltd.                                       $563
==================================================================================================

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) - BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements include the accounts of Mechanical Dynamics, Inc. ("MDI" or the "Company") and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997.

        Operating results for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results that may be expected for the full year.


(2) - ACQUISITIONS

        In January 1998, the Company acquired 100% of the outstanding capital stock of DTI Asia Pte. Ltd. ("DTI"), a provider of mechanical design simulation software embedded in the AutoCAD and Mechanical Desktop product lines from Autodesk, Inc. The aggregate purchase price of approximately $1.3 million consisted of $563,000 in cash and 142,540 shares of the Company's common stock valued at $732,000. The acquisition has been accounted for under the purchase method of accounting. In connection with the acquisition, the Company recorded a non-recurring charge to operations in the first quarter of 1998 of approximately $1.2 million, associated with the write-off of in-process research and development acquired in the transaction that had not reached technological feasibility. The remaining excess of the aggregate purchase price over the fair value of the net assets acquired of approximately $154,000 has been recognized as goodwill and will be amortized over a ten-year period. The operating results of DTI have been included in the consolidated results of operations from the date of acquisition.


 (3) - COMPREHENSIVE INCOME

        In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. The Company adopted this standard effective January 1, 1998. Total comprehensive income (loss) was ($644,000) and $427,000 for the three month periods ended March 31, 1998 and 1997, respectively. The difference between net income (loss), as reported in the accompanying condensed consolidated statements of income, and total comprehensive income (loss) was the foreign currency translation adjustment for the respective periods.

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

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

        Except for the historical information contained in this report, the matters herein contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. These forward-looking statements include, but are not limited to, revenue levels, including the level of international revenue, certain costs and operating expense levels, the level of other income, the Company's liquidity and capital needs and various business environment and trend information. Actual future results and trends may differ materially depending on a variety of factors, including the volume and timing of orders received during the quarter, the mix of and changes in distribution channels through which the Company's products are sold, the timing and acceptance of new products and product enhancements of the Company or its competitors, changes in pricing, the level of the Company's sales of third party products, purchasing patterns of distributors and customers, competitive conditions in the industry, business cycles affecting the markets in which the Company's products are sold, extraordinary events, such as litigation or acquisitions, including related charges, and economic conditions generally or in various geographic areas. All of the foregoing factors are difficult to forecast. The future operating results of the Company may fluctuate as a result of these and other risk factors detailed from time-to-time in the Company's Securities and Exchange Commission reports, including Item 1 of the Company's Form 10-K filed on March 24, 1998.

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

RESULTS OF OPERATIONS

 REVENUE

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                         ---------------------------------------
  dollars in thousands                                                                      1998        1997      % CHANGE
================================================================================================================================
  Software licenses                                                                          $4,816      $3,920          22.9%
    % of total revenue                                                                         55.1%       58.5%

  Services                                                                                   $3,919      $2,781          40.9%
    % of total revenue                                                                         44.9%       41.5%

--------------------------------------------------------------------------------------------------------------------------------
  Total revenue                                                                              $8,735      $6,701          30.4%
================================================================================================================================

        The Company's total revenue increased 30.4% during the three month period ended March 31, 1998, as compared to the corresponding period in 1997. The growth in revenue resulted from an increase in the services provided to the Company's customers, as well as from increased sales of the Company's software products. The Company achieved revenue growth in excess of 20% in each of its major sales geographies including North America, Europe and Asia during the first quarter of 1998 as compared to the first quarter of 1997.

        Revenue from international customers accounted for approximately 62.0% and 59.5% of the Company's total revenue during the three months ended March 31, 1998 and 1997, respectively. The increase in international revenue as a percent of total revenue was due primarily to increased sales of the Company's software
products and services in Japan.   The absolute increase in international revenue
during the three month period ended March 31, 1998 was partially offset by the strengthening of the dollar in 1998 relative to the European and Japanese currencies. The strengthening of the dollar negatively affected the Company's international revenue during the three month period ended March 31, 1998 by approximately $363,000. Since most of the Company's international operating expenses were incurred in foreign currencies, the net impact of exchange rate fluctuations on income from operations was considerably less than the impact on revenue. If the dollar continues to strengthen in 1998 relative to the European and Japanese currencies, the Company's international revenue will be negatively impacted, which could have a material adverse effect on the Company's consolidated results of operations.

        The Company's consolidated operations to date have not been materially adversely affected by the recent uncertainty in the Asian markets. During the three month period ended March 31, 1998, the Company experienced a decrease in revenue from Korea; however, this decrease was more than offset by revenue growth in Japan. If the economies in Asia continue to deteriorate in 1998, the Company's overall Asian revenue could be adversely impacted, which could have a material adverse effect on the Company's consolidated results of operations. The Company expects that international revenue will continue to account for a significant portion of its total revenue in future periods.

        Software licenses revenue consists primarily of license fees for the Company's software products and, to a lesser extent, license fees for third party software products licensed through the Company's European subsidiaries. Software licenses revenue increased 22.9% during the three month period ended March 31, 1998, as compared to corresponding period in 1997. This increase resulted primarily from a higher volume of sales of the Company's ADAMS Full Simulation Package and several add-on and application-specific products, including ADAMS/Car, as well as third party software products licensed through the Company's European subsidiaries.

        Services revenue consists of revenue from software maintenance agreements and professional services, including consulting, training and funded research and development. Total services revenue increased 40.9% during the three month period ended March 31, 1998, as compared to corresponding period in 1997. Both the software maintenance and the professional service components of services revenue experienced solid growth during the first three months of 1998. Software maintenance revenue and professional services revenue grew 21.5% and 53.3%, respectively, during the three month period ended March 31, 1998, as compared to the corresponding period in 1997. The overall increase in services revenue reflects the Company's continued emphasis on providing total solutions to its customers.

 COST OF REVENUE

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                         ---------------------------------------
  dollars in thousands                                                                      1998        1997      % CHANGE
================================================================================================================================
  Cost of software licenses                                                                    $509        $103         394.2%
    % of software licenses revenue                                                             10.6%        2.6%

  Cost of services                                                                           $2,199      $1,604          37.1%
    % of services revenue                                                                      56.1%       57.7%
================================================================================================================================

        Cost of software licenses includes software royalty fees, media costs, payroll and other costs attributable to software documentation and distribution, and an allocation of depreciation, utilities and other overhead expenses incurred by the Company. Cost of software licenses increased 394.2% from the first quarter of 1997 to approximately $509,000 in the first quarter of 1998. The $406,000 absolute dollar increase was due to higher royalties paid to third parties whose products were licensed through the Company's European subsidiaries, and, to a lesser extent, additional royalties paid to third parties whose products are embedded in the Company's ADAMS software.

        Cost of services includes payroll and overhead expenses attributable to hotline support, consulting, training and funded research and development. Cost of services increased 37.1% during the three month period ended March 31, 1998, as compared to the corresponding period in 1997. This increase in cost of services was primarily due to the hiring of additional employees to support the growth in services provided to the Company's customers during 1998.


  OPERATING EXPENSES

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                         ---------------------------------------
  dollars in thousands                                                                      1998        1997      % CHANGE
================================================================================================================================
  Sales and marketing                                                                        $3,307      $2,594          27.5%
    % of total revenue                                                                         37.9%       38.7%

  Research and development                                                                   $1,229      $1,074          14.4%
    % of total revenue                                                                         14.1%       16.0%

  General and administrative                                                                   $845        $812           4.1%
    % of total revenue                                                                          9.7%       12.1%

  Purchased in-process research and development                                              $1,200          $0
    % of total revenue                                                                         13.7%        0.0%
================================================================================================================================

        Sales and marketing expenses include costs associated with the Company's sales channels, such as personnel, commissions, sales office costs, travel, promotional events, sales order processing, including license administration and order fulfillment, and advertising and public relations programs. Sales and marketing expenses also include an allocation of overhead expenses incurred by the Company. The absolute dollar increase in sales and marketing expenses during the three month period ended March 31, 1998, as compared to corresponding period in 1997, resulted from the Company's continued expansion of its worldwide sales and marketing organization. Total sales and marketing employees increased to 79 at March 31, 1998, an increase of 43.6% from 55 at March 31, 1997. The Company expects to continue to expand its sales and marketing organization in the future to meet the growing demand for its products and services.

        Research and development expenses include all payroll costs attributable to research and development activities. Research and development expenses also include an allocation of overhead expenses incurred by the Company. Costs associated with funded research and development projects are included in cost of services. The increase in research and development expenses during the three month period ended March 31, 1998, as compared to corresponding period in 1997, primarily resulted from an increase in personnel and related costs in support of expanded development efforts. The Company intends to continue to invest significant resources in research and development in the future.

        General and administrative expenses include the cost of salaries, employee benefits and other payroll costs associated with the Company's finance, accounting, human resources, information systems and executive management functions. General and administrative expenses also include an allocation of overhead expenses incurred by the Company. General and administrative expenses increased 4.1% during the three month period ended March 31, 1998, respectively, as compared to the corresponding period in 1997. The absolute dollar increase in these expenses was primarily due to additional expenses incurred to support the Company's worldwide growth. The Company expects general and administrative expenses to increase in absolute dollars in the future. However, these expenses may vary as a percentage of total revenue from period to period.

        Purchased in-process research and development includes a non-recurring charge to operations of approximately $1.2 million associated with the write-off of in-process research and development that had not reached technological feasibility as of the date of acquisition. The write-off was recorded in connection with the purchase of DTI Asia Pte. Ltd. in January 1998. The accounting for the acquisition of DTI Asia Pte. Ltd. is summarized in Note 2 of Notes to Condensed Consolidated Financial Statements.

  OTHER INCOME, NET

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                         ---------------------------------------
  dollars in thousands                                                                      1998        1997      % CHANGE
--------------------------------------------------------------------------------------------------------------------------------
  Other income, net                                                                            $218        $167          30.5%
    % of total revenue                                                                          2.5%        2.5%
--------------------------------------------------------------------------------------------------------------------------------

        Other income, net consists of net interest income (expense), foreign currency transaction gain (loss) and gain (loss) on the disposal of property and equipment. The increase in other income, net during the three month period ended March 31, 1998, as compared to the corresponding period in 1997, primarily resulted from additional interest earned on cash generated from operations over the past year, as well as decreased foreign currency transaction losses. From time to time, the Company may enter into forward exchange contracts to hedge exposures related to significant foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency.

 PROVISION FOR INCOME TAXES

        The Company's effective income tax rate was (77.7)% and 30.0% for the three months ended March 31, 1998 and 1997, respectively. The difference between the Company's effective rate and the 34.0% statutory federal rate during the three month period ended March 31, 1998 was primarily due to the non-deductibility of the $1.2 million write-off of in-process research and development incurred in connection with Company's acquisition of DTI Asia Pte. Ltd. Excluding this charge, the Company's effective tax rate for the first quarter of 1998 would have been 30.2%. The remaining difference from the 34.0% statutory federal rate resulted from tax-exempt interest income earned by the Company as well as tax benefits gained from the Company's foreign sales corporation.

 MINORITY INTEREST IN NET INCOME OF SUBSIDIARY

        In April 1997, the Company established a Japanese subsidiary, Mechanical Dynamics Japan K.K., through a joint venture agreement with ISI-Dentsu of Tokyo, Japan, the distributor of the Company's software in Japan. The $16,000 recorded as minority interest in net income of subsidiary for the three month period ended March 31, 1998 represents ISI Dentsu's 34% interest in the net income of Mechanical Dynamics Japan K.K. during the first quarter of 1998.

 EMPLOYEES

        The number of the Company's worldwide employees increased 38.2% to 239 at March 31, 1998, compared with 173 at March 31, 1997. Reflected in this increase are 21 new employees who joined the Company as a result of the Company's acquisitions of StatDesign, Inc. in October 1997 and DTI Asia Pte. Ltd. in January 1998. Absent the impact of these acquisitions, employment increased significantly to support the Company's growing operations worldwide.

 YEAR 2000

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


LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents decreased $2.0 million during the first three months of 1998 to $18.2 million at March 31, 1998, compared with $20.3 million at December 31, 1997. Through March 31, 1998, cash and cash equivalents decreased primarily as a result of the $1.1 million in cash used in operations to fund working capital needs, $563,000 in cash used to acquire DTI Asia Pte. Ltd. and $555,000 in cash used to purchase property and equipment.

        At March 31, 1998, the Company's principal commitments consisted of obligations under operating leases for facilities and equipment. The Company had no borrowings under long-term debt arrangements at March 31, 1998.

        The Company has an agreement with its principal bank for a $4.0 million line of credit facility. No borrowings were outstanding under this agreement as of March 31, 1998. The Company's subsidiaries in Germany, Italy, Sweden, and France also have line of credit and overdraft facilities that provide for aggregate borrowing availability of up to $465,000. Approximately $84,000 in borrowings were outstanding under these facilities as of March 31, 1998.

        In January 1998, the Company acquired 100% of the outstanding capital stock of DTI Asia Pte. Ltd., a provider of mechanical design simulation software embedded in the AutoCAD and Mechanical Desktop product lines from Autodesk, Inc. The aggregate purchase price of approximately $1.3 million consisted of $563,000 in cash and 142,540 shares of the Company's common stock valued at $732,000. See Note 2 of Notes to Condensed Consolidated Financial Statements.

        Long-term cash requirements, other than for normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, financing growth, repurchases of the Company's common stock and the possible acquisition of software products, technologies and businesses complementary to the Company's business. The Company believes that cash flows from operations, together with existing cash balances, and available borrowings will be adequate to meet the Company's cash requirements for working capital and capital expenditures for the next twelve months and the foreseeable future. The Company has not paid dividends during the period from 1995 through the first quarter of 1998 and intends to continue its policy of retaining earnings to finance future growth.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS


   NUMBER                                                  EXHIBIT
----------------------------------------------------------------------------------------------
   (10.1)     Employment Agreement between the Company and Michael E. Korybalski, as amended

   (10.2)     Employment Agreement between the Company and Robert R. Ryan, as amended

   (10.3)     Employment Agreement between the Company and David Peralta

   (10.4)     Employment Agreement between the Company and David Peralta, as amended

    (11)      Statement Re Computation of Per Share Earnings

    (27)      Financial Data Schedule



(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the three months ended March 31, 1998.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 1998                     MECHANICAL DYNAMICS, INC.
                                        (Registrant)



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

                               INDEX TO EXHIBITS


         NUMBER                               EXHIBIT TITLE
--------------------------------------------------------------------------------------------------------------
         (10.1)    Employment Agreement between the Company and Michael E. Korybalski, as amended

         (10.2)    Employment Agreement between the Company and Robert R. Ryan, as amended

         (10.3)    Employment Agreement between the Company and David Peralta

         (10.4)    Employment Agreement between the Company and David Peralta, as amended

         (11)      Statement Re Computation of Per Share Earnings

         (27)      Financial Data Schedule