Form 10-Q
period 1998-06-30
MECHANICAL DYNAMICS INC \MI\
filed 1998-08-13
CIK 1011451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal period ended: JUNE 30, 1998

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



     The number of outstanding shares of the Registrant's common stock, as of August 13, 1998, was 6,214,386.

                            MECHANICAL DYNAMICS, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                                                      PAGE
PART I - FINANCIAL INFORMATION
  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets
           June 30, 1998 and December 31, 1997......................................................     3

           Condensed Consolidated Statements of Income
           Three and Six Months Ended June 30, 1998 and 1997........................................     4

           Condensed Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1998 and 1997..................................................     5

           Notes to Condensed Consolidated Financial Statements.....................................     6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....     7

PART II -  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders......................................    13

  Item 6.  Exhibits and Reports on Form 8-K.........................................................    13

SIGNATURES..........................................................................................    14

INDEX TO EXHIBITS....................................................................................   15

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               JUNE 30,       DECEMBER 31,
  in thousands                                                                   1998             1997
----------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
  ASSETS:
  Current assets:
     Cash and cash equivalents                                                  $19,002          $20,261
     Accounts receivable                                                          7,982            8,000
     Prepaid and deferred expenses                                                1,332            1,206
----------------------------------------------------------------------------------------------------------
       Total current assets                                                      28,316           29,467
----------------------------------------------------------------------------------------------------------
  Net property and equipment                                                      3,427            2,887
  Other assets                                                                    1,848            1,793
----------------------------------------------------------------------------------------------------------
  Total assets                                                                  $33,591          $34,147
==========================================================================================================

  LIABILITIES AND SHAREHOLDERS' EQUITY:
  Current liabilities:
     Borrowings under lines of credit                                              $140              $45
     Accounts payable                                                               727            1,474
     Accrued expenses                                                             2,879            3,734
     Deferred revenue                                                             4,351            4,462
----------------------------------------------------------------------------------------------------------
       Total current liabilities                                                  8,097            9,715
----------------------------------------------------------------------------------------------------------
  Minority interest                                                                 474              462
  Shareholders' equity:
     Common stock                                                                21,832           20,838
     Preferred stock                                                                  0                0
     Retained earnings                                                            3,410            3,290
     Cumulative translation adjustment                                             (222)            (158)
----------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                25,020           23,970
----------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                                    $33,591          $34,147
==========================================================================================================


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                     JUNE 30,                    JUNE 30,
                                                            -----------------------------------------------------
  in thousands except share and per share data                  1998          1997          1998          1997
=================================================================================================================
  Revenue:
     Software licenses                                         $4,621        $3,996        $9,437        $7,916
     Services                                                   4,284         3,209         8,203         5,990
-----------------------------------------------------------------------------------------------------------------
       Total revenue                                            8,905         7,205        17,640        13,906
-----------------------------------------------------------------------------------------------------------------
  Cost of revenue:
     Software licenses                                            291           189           800           292
     Services                                                   2,287         1,658         4,486         3,262
-----------------------------------------------------------------------------------------------------------------
       Total cost of revenue                                    2,578         1,847         5,286         3,554
-----------------------------------------------------------------------------------------------------------------
  Gross profit                                                  6,327         5,358        12,354        10,352
-----------------------------------------------------------------------------------------------------------------
  Operating expenses:
     Sales and marketing                                        3,315         2,897         6,622         5,491
     Research and development                                   1,307         1,061         2,536         2,135
     General and administrative                                   858           772         1,703         1,584
     Purchased in-process research and development                  0             0         1,200             0
-----------------------------------------------------------------------------------------------------------------
       Total operating expenses                                 5,480         4,730        12,061         9,210
-----------------------------------------------------------------------------------------------------------------
  Operating income                                                847           628           293         1,142
  Other income, net                                               197           189           415           356
-----------------------------------------------------------------------------------------------------------------
  Income before income taxes and minority interest              1,044           817           708         1,498
  Provision for income taxes                                      315           247           576           451
-----------------------------------------------------------------------------------------------------------------
  Net income before minority interest                             729           570           132         1,047
  Minority interest in net income (loss) of subsidiary             (4)          (19)           12           (19)
-----------------------------------------------------------------------------------------------------------------
  Net income                                                     $733          $589          $120        $1,066
=================================================================================================================
  Net income per common share - basic EPS                       $0.12         $0.10         $0.02         $0.18
=================================================================================================================
  Weighted average shares used in basic EPS                 6,195,229     5,770,681     6,153,296     5,765,558
=================================================================================================================
  Net income per common share - diluted EPS                     $0.12         $0.10         $0.02         $0.18
=================================================================================================================
  Weighted average shares used in diluted EPS               6,317,690     5,828,778     6,211,480     5,877,117
=================================================================================================================



The accompanying notes are an integral part of these condensed consolidated financial statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                        -------------------------
  in thousands                                                                            1998             1997
=================================================================================================================
  Cash flows from operating activities:
     Net income                                                                         $  120           $1,066
     Adjustments to reconcile net income to net cash
      provided by operating activities:
       Purchased in-process research and development                                     1,200                0
       Depreciation and amortization                                                       701              450
       Loss on disposal of assets, net                                                       5               13
       Minority interest in net income (loss) of subsidiary                                 12              (19)
       Changes in assets and liabilities:
         Accounts receivable                                                                64             (721)
         Prepaid and deferred expenses                                                    (123)              67
         Other assets                                                                       23              (14)
         Accounts payable                                                                 (771)            (407)
         Accrued expenses                                                                 (932)            (275)
         Deferred revenue                                                                 (114)             160
-----------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                                       185              320
-----------------------------------------------------------------------------------------------------------------
  Cash flows from investing activities:
     Proceeds from the sale of property and equipment                                       19               22
     Purchases of property and equipment                                                (1,189)            (751)
     Purchase of DTI Asia Pte. Ltd., net of cash acquired                                 (563)               0
-----------------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                                        (1,733)            (729)
-----------------------------------------------------------------------------------------------------------------
  Cash flows from financing activities:
     Net borrowings (payments) under line of credit agreements                              95               (7)
     Proceeds from the issuance of common stock                                            262              130
     Minority investment in consolidated subsidiary                                          0              467
-----------------------------------------------------------------------------------------------------------------
           Net cash provided by financing activities                                       357              590
-----------------------------------------------------------------------------------------------------------------
  Effect of exchange rate changes on cash                                                  (68)              33
-----------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and cash equivalents                                  (1,259)             214
  Cash and cash equivalents at beginning of period                                      20,261           20,570
-----------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                                           $19,002          $20,784
=================================================================================================================
  Supplemental disclosures of cash flow information: Cash paid during the period for:
       Interest                                                                             $8               $7
       Income taxes                                                                     $1,003             $403
=================================================================================================================
  Details of acquisition of DTI Asia Pte. Ltd.:
     Net liabilities, excluding cash acquired                                             ($59)
     Purchase price in excess of the net assets acquired                                   154
     Purchased in-process research and development                                       1,200
     Stock issued                                                                         (732)
================================================================================================
       Net cash used to acquire DTI Asia Pte. Ltd.                                        $563
================================================================================================

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

    Operating results for the three and six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the full year.


(2) - ACQUISITIONS

    In August 1998, the Company acquired the Design Analysis Group of H.G.E. Inc., an engineering software and services firm focusing on the aerospace industry. The aggregate purchase price of approximately $2.0 million consisted entirely of cash. The acquisition has been accounted for under the purchase method of accounting. In connection with the acquisition, the Company will record a non-recurring charge to operations in the third quarter of 1998 of approximately $200,000 to $300,000, associated with the write-off of in-process research and development acquired in the transaction that had not reached technological feasibility. The remaining excess of the aggregate purchase price over the fair value of the net assets acquired will be recognized as goodwill.

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


(3) - COMPREHENSIVE INCOME

    In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income is the total of net income and all other non-owner changes in equity. The Company adopted this standard effective January 1, 1998. Total comprehensive income was $700,000 and $629,000 for the three month periods ended June 30, 1998 and 1997, respectively, and $56,000 and $1,056,000 for the six month periods ended June 30, 1998 and 1997, respectively. The difference between net income, as reported in the accompanying condensed consolidated statements of income, and total comprehensive income was the foreign currency translation adjustment for the respective periods.

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

RESULTS OF OPERATIONS

   REVENUE


                                          THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                         ------------------------------       ---------------------------------
  dollars in thousands                    1998       1997      % CHANGE         1998        1997      % CHANGE
===============================================================================================================
  Software licenses                      $4,621     $3,996       15.6%        $ 9,437     $ 7,916       19.2%
    % of total revenue                    51.9%      55.5%                      53.5%       56.9%

  Services                               $4,284     $3,209       33.5%        $ 8,203     $ 5,990       36.9%
    % of total revenue                    48.1%      44.5%                      46.5%       43.1%
---------------------------------------------------------------------------------------------------------------
  Total revenue                          $8,905     $7,205       23.6%        $17,640     $13,906       26.9%
===============================================================================================================


    The Company's total revenue increased 23.6% and 26.9% during the three and six month periods ended June 30, 1998, respectively, as compared to similar periods in 1997. The growth in revenue primarily resulted from an increase in the services provided to the Company's customers, as well as from increased sales of the Company's software products. The Company achieved revenue growth in excess of 20% in each of its major sales geographies including North America, Europe and Japan during the second quarter of 1998 as compared to the second quarter of 1997.

    Revenue from international customers accounted for approximately 64.5% and 67.4% of the Company's total revenue during the three months ended June 30, 1998 and 1997, respectively. International revenue accounted for approximately 63.2% and 63.6% of total revenue during the six months ended June 30, 1998 and 1997, respectively. The decrease in international revenue as a percent of total revenue was due primarily to the strengthening of the dollar in 1998 relative to the European and Japanese currencies. The strengthening of the dollar negatively affected the Company's international revenue during the first six months of 1998 by approximately $625,000. Since most of the Company's international operating expenses were incurred in foreign currencies, the net impact of exchange rate fluctuations on income from operations was considerably less than the impact on revenue. If the dollar continues to strengthen in 1998 relative to the European and Japanese currencies, the Company's international revenue will be negatively impacted, which could have a material adverse effect on the Company's consolidated results of operations.

    The Company's consolidated operations to date have not been materially adversely affected by the recent uncertainty in the Asian markets. During the six month period ended June 30, 1998, the Company experienced a decrease in revenue from Korea; however, this decrease was more than offset by revenue growth in Japan. If the economies in Asia continue to deteriorate in 1998 and beyond, the Company's overall Asian revenue could be materially adversely impacted, which could have a material adverse effect on the Company's consolidated results of operations. The Company expects that international revenue will continue to account for a significant portion of its total revenue in future periods.

    Software licenses revenue consists primarily of license fees for the Company's software products and, to a lesser extent, license fees for third party software products licensed through the Company's European subsidiaries. Software licenses revenue increased 15.6% and 19.2% during the three and six month periods ended June 30, 1998, respectively, as compared to similar periods in 1997. This increase resulted primarily from a higher volume of sales of the Company's ADAMS Full Simulation Package and several add-on and application-specific products, as well as third party software products licensed through the Company's European subsidiaries.

    Services revenue consists of revenue from software maintenance agreements and professional services, including consulting, training and funded research and development. Total services revenue increased 33.5% and 36.9% during the three and six month periods ended June 30, 1998, respectively, as compared to similar periods in 1997. Both the software maintenance and the professional service components of services revenue experienced solid growth during the first six months of 1998. Software maintenance revenue grew 21.4% and 21.5% during the three and six month periods ended June 30, 1998, respectively, as compared to similar periods in 1997. Professional services revenue grew 45.3% and 49.0% during the three and six month periods ended June 30, 1998, respectively, as compared to similar periods in 1997. The overall increase in services revenue reflects the Company's continued emphasis on providing total solutions to its customers.


  COST OF REVENUE

                                           THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                         ------------------------------       ---------------------------------
  dollars in thousands                    1998        1997      % CHANGE         1998        1997     % CHANGE
===============================================================================================================
  Cost of software licenses              $  291     $  189        54.0%        $  800      $  292       174.0%
    % of software licenses revenue         6.3%       4.7%                       8.5%        3.7%

  Cost of services                       $2,287     $1,658        37.9%        $4,486      $3,262        37.5%
    % of services revenue                 53.4%      51.7%                      54.7%       54.5%
===============================================================================================================


    Cost of software licenses includes software royalty fees, media costs, payroll and other costs attributable to software documentation and distribution, and an allocation of depreciation, utilities and other overhead expenses incurred by the Company. Cost of software licenses revenue increased 54.0% and 174.0% during the three and six month periods ended June 30, 1998, respectively, as compared to similar periods in 1997. These increases were due to higher royalties paid to third parties whose products were licensed through the Company's European subsidiaries, and, to a lesser extent, additional royalties paid to third parties whose products are embedded in the Company's ADAMS software.

    Cost of services includes payroll and overhead expenses attributable to hotline support, consulting, training and funded research and development. Cost of services revenue grew 37.9% and 37.5% during the three and six month periods ended June 30, 1998, respectively, as compared to similar periods in 1997. These increases resulted from the hiring of additional employees to support the growth in services provided to the Company's customers during 1998.

  OPERATING EXPENSES

                                          THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                         ------------------------------       ---------------------------------
 dollars in thousands                    1998       1997      % CHANGE         1998        1997      % CHANGE
===============================================================================================================
  Sales and marketing                     $3,315     $2,897       14.4%         $6,622      $5,491       20.6%
    % of total revenue                     37.2%      40.2%                      37.5%       39.5%

  Research and development                $1,307     $1,061       23.2%         $2,536      $2,135       18.8%
    % of total revenue                     14.7%      14.7%                      14.4%       15.4%

  General and administrative              $  858     $  772       11.1%         $1,703      $1,584        7.5%
    % of total revenue                      9.6%      10.7%                       9.7%       11.4%

  Purchased in-process research
    and development                       $    0     $    0                     $1,200      $    0
    % of total revenue                      0.0%       0.0%                       6.8%        0.0%
===============================================================================================================

    Sales and marketing expenses include costs associated with the Company's sales channels, such as personnel, commissions, sales office costs, travel, promotional events, sales order processing, including license administration and order fulfillment, and advertising and public relations programs. Sales and marketing expenses also include an allocation of overhead expenses incurred by the Company. The absolute dollar increase in sales and marketing expenses during the three and six month periods ended June 30, 1998, as compared to similar periods in 1997, resulted from the Company's continued expansion of its worldwide sales and marketing organization. Total sales and marketing employees increased to 85 at June 30, 1998, an increase of 39.3% from 61 at June 30, 1997. The Company expects to continue to expand its sales and marketing organization in the future to meet the growing demand for its products and services.

    Research and development expenses include all payroll costs attributable to research and development activities. Research and development expenses also include an allocation of overhead expenses incurred by the Company. Costs associated with funded research and development projects are included in cost of services. The absolute dollar increase in research and development expenses during the three and six month periods ended June 30, 1998, as compared to similar periods in 1997, primarily resulted from an increase in personnel and related costs in support of expanded development efforts. The Company intends to continue to invest significant resources in research and development in the future.

    General and administrative expenses include the cost of salaries, employee benefits and other payroll costs associated with the Company's finance, accounting, human resources, information systems and executive management functions. General and administrative expenses also include an allocation of overhead expenses incurred by the Company. General and administrative expenses increased 11.1% and 7.5% during the three and six month periods ended June 30, 1998, respectively, as compared to similar periods in 1997. The absolute dollar increase in these expenses was primarily due to additional expenses incurred to support the Company's worldwide growth. The Company expects general and administrative expenses to increase in absolute dollars in the future. However, these expenses may vary as a percentage of total revenue from period to period.

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




  OTHER INCOME, NET

                                          THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                         -----------------------------        --------------------------------
  dollars in thousands                    1998       1997     % CHANGE         1998        1997      % CHANGE
==============================================================================================================
  Other income, net                       $197       $189        4.2%           $415        $356       16.6%
    % of total revenue                    2.2%       2.6%                       2.4%        2.6%
==============================================================================================================


    Other income, net consists of net interest income (expense), foreign currency transaction gain (loss) and gain (loss) on the disposal of property and equipment. The increase in other income, net during the three and six month periods ended June 30, 1998, as compared to similar periods in 1997, primarily resulted from additional interest earned on cash generated from operations over the past year, as well as decreased foreign currency transaction losses. From time to time, the Company may enter into forward exchange contracts to hedge exposures related to significant foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency.


   PROVISION FOR INCOME TAXES

    The Company's effective income tax rate was 81.4% and 30.1% for the first six months of 1998 and 1997, respectively. The difference between the Company's effective rate and the 34.0% statutory federal rate during the six month period ended June 30, 1998 was primarily due to the non-deductibility of the $1.2 million write-off of in-process research and development incurred in connection with Company's acquisition of DTI Asia Pte. Ltd. Excluding this charge, the Company's effective tax rate for the first six months of 1998 would have been 30.2%.

The remaining difference from the 34.0% statutory federal rate resulted from tax-exempt interest income earned by the Company as well as tax benefits gained from the Company's foreign sales corporation.

   MINORITY INTEREST IN NET INCOME (LOSS) OF SUBSIDIARY

    In April 1997, the Company established a Japanese subsidiary, Mechanical Dynamics Japan K.K., through a joint venture agreement with Information Services International-Dentsu, Ltd. ("ISI-Dentsu"), the distributor of the Company's software in Japan. The $12,000 and ($19,000) in minority interest in net income
(loss) of subsidiary for the six months ended June 30, 1998 and 1997, respectively, represents ISI-Dentsu's 34% interest in the net income or loss of Mechanical Dynamics Japan K.K.

   EMPLOYEES

    The number of the Company's worldwide employees increased 36.4% to 255 at June 30, 1998, compared with 187 at June 30, 1997. Employment increased significantly to support the Company's growing operations worldwide.

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


LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents decreased $1.3 million during the first six months of 1998 to $19.0 million at June 30, 1998, compared with $20.3 million at December 31, 1997. Through June 30, 1998, cash and cash equivalents decreased primarily as a result of the $563,000 in cash used to acquire DTI Asia Pte. Ltd. and $1.2 million in cash used to purchase property and equipment. These decreases were partially offset by the $185,000 in cash generated from operations and the $262,000 in proceeds from stock issued under the Company's employee stock option and stock purchase plans.

    At June 30, 1998, the Company's principal commitments consisted of obligations under operating leases for facilities and equipment. The Company had no borrowings under long-term debt arrangements at June 30, 1998.

    The Company has an agreement with its principal bank for a $4.0 million line of credit facility. No borrowings were outstanding under this agreement as of June 30, 1998. The Company's subsidiaries in Germany, Italy, Sweden, and France also have line of credit and overdraft facilities that provide for aggregate borrowing availability of up to $465,000. Approximately $140,000 in borrowings were outstanding under these facilities as of June 30, 1998.

    In August 1998, the Company acquired the Design Analysis Group of H.G.E. Inc., an engineering software and services firm focusing on the aerospace industry. The aggregate purchase price of approximately $2.0 million consisted entirely of cash. See Note 2 of Notes to Condensed Consolidated Financial Statements.

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

    Long-term cash requirements, other than for normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, financing growth, repurchases of the Company's common stock and the possible acquisition of software products, technologies and businesses complementary to the Company's business. The Company believes that cash flows from operations, together with existing cash balances, and available borrowings will be adequate to meet the Company's cash requirements for working capital and capital expenditures for the next twelve months and the foreseeable future. The Company has not paid dividends during the period from 1995 through the second quarter of 1998 and intends to continue its policy of retaining earnings to finance future growth.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held on May 14, 1998. At the Annual Meeting, the shareholders of the Company (1) elected David E. Cole as Director of the Company to hold office until the Annual Meeting of Shareholders to be held in 2001; and (2) ratified and approved the Board of Directors' selection of Arthur Andersen LLP as the independent auditors of the Company for the current fiscal year ending December 31, 1998. The votes were as follows:

                                                                         WITHHELD                     BROKER
                                                             FOR        OR AGAINST    ABSTAINED      NON-VOTES
================================================================================================================
  (1)  Election of Directors:
         David E. Cole                                     4,229,366                     3,100

  (2)  Approval of Arthur Andersen:                        4,230,166       2,200           100
================================================================================================================

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS


    NUMBER                               EXHIBIT
--------------------------------------------------------------------------------

     (11)       Statement Re Computation of Per Share Earnings

     (27)       Financial Data Schedule


(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the three months ended June 30, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 13, 1998        MECHANICAL DYNAMICS, INC.
                             (Registrant)




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

                                INDEX TO EXHIBITS


   NUMBER                        EXHIBIT TITLE
-------------------------------------------------------------------------------

    (11)       Statement Re Computation of Per Share Earnings

    (27)       Financial Data Schedule