Form 10-Q
period 1998-09-30
MECHANICAL DYNAMICS INC \MI\
filed 1998-11-16
CIK 1011451

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal period ended: SEPTEMBER 30, 1998

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



    The number of outstanding shares of the Registrant's common stock, as of November 11, 1998, was 6,225,206.

                            MECHANICAL DYNAMICS, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                                                           PAGE
                                                                                                           ----
PART I -  FINANCIAL INFORMATION

  Item 1.  Financial Statements.....................................................................


           Condensed Consolidated Balance Sheets

           September 30, 1998 and December 31, 1997.................................................          3

           Condensed Consolidated Statements of Income
           Three and Nine Months Ended September 30, 1998 and 1997..................................          4

           Condensed Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1998 and 1997............................................          5

           Notes to Condensed Consolidated Financial Statements.....................................          6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....          8

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.........................................................         15

SIGNATURES..........................................................................................         16

INDEX TO EXHIBITS...................................................................................         17


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              SEPTEMBER 30,     DECEMBER 31,
  in thousands                                                                     1998             1997
------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
  ASSETS:
  Current assets:
     Cash and cash equivalents                                                     $16,501          $20,261
     Accounts receivable                                                             8,196            8,000
     Prepaid and deferred expenses                                                   1,822            1,206
------------------------------------------------------------------------------------------------------------
      Total current assets                                                          26,519           29,467
------------------------------------------------------------------------------------------------------------
  Net property and equipment                                                         3,479            2,887
  Other assets                                                                       3,797            1,793
------------------------------------------------------------------------------------------------------------
  Total assets                                                                     $33,795          $34,147
------------------------------------------------------------------------------------------------------------

  LIABILITIES AND SHAREHOLDERS' EQUITY:
  Current liabilities:
     Borrowings under lines of credit                                                 $130              $45
     Accounts payable                                                                1,148            1,474
     Accrued expenses                                                                2,976            3,734
     Deferred revenue                                                                4,377            4,462
------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                     8,631            9,715
------------------------------------------------------------------------------------------------------------
  Minority interest                                                                    488              462
  Shareholders' equity:
     Common stock                                                                   21,905           20,838
     Preferred stock                                                                     0                0
     Retained earnings                                                               2,824            3,290
     Cumulative translation adjustment                                                 (53)            (158)
------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                   24,676           23,970
------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                                       $33,795          $34,147
------------------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                                -------------------------------  --------------------------
  in thousands except share and per share data                           1998           1997        1998            1997
---------------------------------------------------------------------------------------------------------------------------
  Revenue:
     Software licenses                                                 $4,093         $4,568      $13,530          $12,484
     Services                                                           4,087          3,111       12,290            9,101
---------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                    8,180          7,679       25,820           21,585
---------------------------------------------------------------------------------------------------------------------------
  Cost of revenue:
     Software licenses                                                    689            271        1,489              563
     Services                                                           2,414          1,606        6,900            4,868
---------------------------------------------------------------------------------------------------------------------------
       Total cost of revenue                                            3,103          1,877        8,389            5,431
---------------------------------------------------------------------------------------------------------------------------
  Gross profit                                                          5,077          5,802       17,431           16,154
---------------------------------------------------------------------------------------------------------------------------
  Operating expenses:
     Sales and marketing                                                3,545          3,087       10,167            8,578
     Research and development                                           1,375          1,223        3,911            3,358
     General and administrative                                           893            799        2,596            2,383
     Purchased in-process research and development                        203              0        1,403                0
---------------------------------------------------------------------------------------------------------------------------
       Total operating expenses                                         6,016          5,109       18,077           14,319
---------------------------------------------------------------------------------------------------------------------------
  Operating income (loss)                                                (939)           693         (646)           1,835
  Other income, net                                                       207            236          622              592
---------------------------------------------------------------------------------------------------------------------------
  Income (loss) before income taxes and minority interest                (732)           929          (24)           2,427
  Provision (credit) for income taxes                                    (160)           280          416              731
---------------------------------------------------------------------------------------------------------------------------
  Net income (loss) before minority interest                             (572)           649         (440)           1,696
  Minority interest in net income (loss) of subsidiary                     14              0           26              (19)
---------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                     ($586)          $649        ($466)          $1,715
---------------------------------------------------------------------------------------------------------------------------

  Basic net income (loss) per common share                             ($0.09)         $0.11       ($0.08)           $0.30
---------------------------------------------------------------------------------------------------------------------------
  Weighted average common shares                                    6,213,082      5,781,991    6,173,224        5,771,036
---------------------------------------------------------------------------------------------------------------------------
  Diluted net income (loss) per common share                           ($0.09)         $0.11       ($0.08)           $0.29
---------------------------------------------------------------------------------------------------------------------------
  Weighted average common and common equivalent shares              6,213,082      5,842,828    6,173,224        5,870,694
---------------------------------------------------------------------------------------------------------------------------




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                       NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                                  ---------------------------
  in thousands                                                                                        1998           1997
-----------------------------------------------------------------------------------------------------------------------------
  Cash flows from operating activities:
     Net income (loss)                                                                                ($466)       $1,715
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
       Purchased in-process research and development                                                  1,403             0
       Depreciation and amortization                                                                  1,165           684
       Loss on disposal of assets, net                                                                   39            28
       Minority interest in net income (loss) of subsidiary                                              26           (19)
       Changes in assets and liabilities:
         Accounts receivable                                                                           (418)       (1,209)
         Prepaid and deferred expenses                                                                 (264)          202
         Other assets                                                                                   (50)          (96)
         Accounts payable                                                                              (176)          (67)
         Accrued expenses                                                                              (784)         (202)
         Deferred revenue                                                                              (636)          (63)
-----------------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) operating activities                                         (161)          973
-----------------------------------------------------------------------------------------------------------------------------
  Cash flows from investing activities:
     Proceeds from the sale of property and equipment                                                    19            48
     Purchases of property and equipment                                                             (1,507)       (1,136)
     Purchase of HGE, Inc., net of cash acquired                                                     (2,040)            0
     Purchase of DTI Asia Pte. Ltd., net of cash acquired                                              (563)            0
-----------------------------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                                                     (4,091)       (1,088)
-----------------------------------------------------------------------------------------------------------------------------
  Cash flows from financing activities:
     Net borrowings (payments) under line of credit agreements                                           85           (45)
     Proceeds from the issuance of common stock                                                         335           202
     Minority investment in consolidated subsidiary                                                       0           467
-----------------------------------------------------------------------------------------------------------------------------
           Net cash provided by financing activities                                                    420           624
-----------------------------------------------------------------------------------------------------------------------------
  Effect of exchange rate changes on cash                                                                72           (41)
-----------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and cash equivalents                                               (3,760)          468
  Cash and cash equivalents at beginning of period                                                   20,261        20,570
-----------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                                                        $16,501       $21,038
-----------------------------------------------------------------------------------------------------------------------------
  Supplemental disclosures of cash flow information: Cash paid during the period for:
       Interest                                                                                         $10           $10
       Income taxes                                                                                  $1,270          $673
-----------------------------------------------------------------------------------------------------------------------------
  Details of acquisition of HGE, Inc.:
     Net liabilities, excluding cash acquired                                                         ($118)
     Purchase price in excess of the net assets acquired                                              1,955
     Purchased in-process research and development                                                      203
---------------------------------------------------------------------------------------------------------------
       Net cash used to acquire HGE, Inc.                                                            $2,040
---------------------------------------------------------------------------------------------------------------
  Details of acquisition of DTI Asia Pte. Ltd.:
     Net liabilities, excluding cash acquired                                                          ($59)
     Purchase price in excess of the net assets acquired                                                154
     Purchased in-process research and development                                                    1,200
     Stock issued                                                                                      (732)
---------------------------------------------------------------------------------------------------------------
       Net cash used to acquire DTI Asia Pte. Ltd.                                                     $563
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

    Operating results for the three and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the full year.


(2) - ACQUISITIONS

    In August 1998, the Company acquired the Design Analysis Group and certain other assets of H.G.E. Inc., an engineering software and services firm based in Toronto, Ontario. The aggregate purchase price of approximately $2.0 million consisted entirely of cash. The acquisition has been accounted for under the purchase method of accounting. In connection with the acquisition, the Company recorded a non-recurring charge to operations in the third quarter of 1998 of approximately $203,000, associated with the write-off of in-process research and development acquired in the transaction that had not reached technological feasibility. The remaining excess of the aggregate purchase price over the fair value of the net assets acquired has been recognized as goodwill and will be amortized over a twelve-year period. The operating results of the Design Analysis Group of H.G.E. Inc. have been included in the consolidated results of operations from the date of acquisition.

    In January 1998, the Company acquired 100% of the outstanding capital stock of DTI Asia Pte. Ltd. ("DTI"), a provider of mechanical design simulation software embedded in the AutoCAD and Mechanical Desktop product lines from Autodesk, Inc. The aggregate purchase price of approximately $1.3 million consisted of $563,000 in cash and 142,540 shares of the Company's common stock valued at $732,000. The acquisition has been accounted for under the purchase method of accounting. In connection with the acquisition, the Company recorded a non-recurring charge to operations in the first quarter of 1998 of approximately $1.2 million, associated with the write-off of in-process research and development acquired in the transaction that had not reached technological feasibility. The remaining excess of the aggregate purchase price over the fair value of the net assets acquired has been recognized as goodwill and will be amortized over a five-year period. The operating results of DTI have been included in the consolidated results of operations from the date of acquisition.


(3) - COMPREHENSIVE INCOME

    In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. The Company adopted this standard effective January 1, 1998. Total comprehensive income (loss) was ($417,000) and $555,000 for the three month periods ended September 30, 1998 and 1997, respectively, and ($361,000) and $1,611,000 for the nine month periods ended September 30, 1998 and 1997, respectively. The difference between net income, as reported in the accompanying condensed consolidated statements of income, and total comprehensive income was the foreign currency translation adjustment for the respective periods.

(3) - DERIVATIVES

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity record all derivatives as either assets or liabilities at fair value. Under certain conditions, a derivative may be designated as a hedge of (1) potential changes in the fair value of an asset or liability or firm commitment,
(2) the foreign currency exposure of a forecasted transaction, or (3) the foreign currency exposure of the net investment in a foreign operation. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company's derivative activities are currently limited to entering into forward contracts to hedge potential changes in the fair value of its receivables denominated in certain foreign currencies.


(4) - SUBSEQUENT EVENT

    In November 1998, the Board of Directors authorized management of the Company to repurchase up to 500,000 shares of the Company's common stock. No shares have been repurchased to date.

    In October 1998, the Company announced a strategic partnership with the University of Iowa in which component-level durability sensitivity analysis technology developed by the University will be integrated with the Company's ADAMS virtual prototyping software to provide system-level durability design sensitivity analysis capabilities. In connection with the transaction, the Company expects to report a one-time charge in the fourth quarter of 1998 of $400,000, associated with the write-off of in-process research and development acquired from the University. The purchase price will be allocated to in-process research and development as the software has not reached technological feasibility and no other tangible or intangible assets have been identified.

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

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

    Except for the historical information contained in this report, the matters herein contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. These forward-looking statements include, but are not limited to, revenue levels, including the level of international revenue, certain costs and operating expense levels, the level of other income, the Company's liquidity and capital needs and various business environment and trend information. Actual future results and trends may differ materially depending on a variety of factors, including the volume and timing of orders received during the quarter, the mix of and changes in distribution channels through which the Company's products are sold, the timing and acceptance of new products and product enhancements of the Company or its competitors, changes in pricing, the level of the Company's sales of third party products, purchasing patterns of distributors and customers, competitive conditions in the industry, business cycles affecting the markets in which the Company's products are sold, extraordinary events, such as litigation or acquisitions, including related charges, and economic conditions generally or in various geographic areas. All of the foregoing factors are difficult to forecast. The future operating results of the Company may fluctuate as a result of these and other risk factors detailed from time-to-time in reports filed by the Company with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

   REVENUE


                                              THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                         ------------------------------------------  ----------------------------------------
  dollars in thousands                      1998        1997      % CHANGE               1998        1997      % CHANGE
-----------------------------------------------------------------------------------------------------------------------------
  Software licenses                        $4,093      $4,568      -10.4%              $13,530     $12,484        8.4%
   % of total revenue                       50.0%       59.5%                            52.4%       57.8%

  Services                                 $4,087      $3,111       31.4%              $12,290      $9,101       35.0%
   % of total revenue                       50.0%       40.5%                            47.6%       42.2%

-----------------------------------------------------------------------------------------------------------------------------
  Total revenue                            $8,180      $7,679        6.5%              $25,820     $21,585       19.6%
-----------------------------------------------------------------------------------------------------------------------------

    In August 1998, the Company acquired the Design Analysis Group and certain other assets of H.G.E. Inc., an engineering software and services firm based in Toronto, Ontario. Revenue from the Design Analysis Group has been in the past, and is expected to be in the future, derived primarily from sales of third party software products, professional services and sales of the Company's software products. The operating results of the Design Analysis Group have been included in the Company's consolidated results of operations from the date of acquisition.

    The Company's total revenue increased 6.5% and 19.6% during the three and nine month periods ended September 30, 1998, respectively, as compared to the corresponding periods in 1997. The growth in revenue during the three and nine month periods ended September 30, 1998 resulted from an increase in services provided to the Company's customers, as well as an increase in sales of third party software products. The revenue growth experienced by the Company during the third quarter of 1998 was partially offset by a decline in sales of the Company's software products.

    Revenue from international customers, defined as customers outside of North America, accounted for approximately 62.5% and 72.5% of the Company's total revenue during the three months ended September 30, 1998 and 1997, respectively. International revenue accounted for approximately 63.0% and 66.7% of total revenue during the nine months ended September 30, 1998 and 1997, respectively. The decrease in international revenue as a percent of total revenue during the three month period ended September 30, 1998 was due primarily to a decline in revenue from Asia, as well as an increase in revenue from North America, due in part to the company's recent acquisition of the Design Analysis Group. The revenue decline experienced by the Company in Asia during the third quarter resulted primarily from continuing economic pressures facing Japan and Korea, as well as the strengthening of the dollar relative to the Japanese yen. During the third quarter alone, the strong dollar negatively impacted the Company's Japanese revenue by approximately $335,000. The strengthening of the dollar relative to the Japanese and European currencies negatively affected the Company's international revenue during the first nine months of 1998 by approximately $950,000. Since most of the Company's international operating expenses were incurred in foreign currencies, the net impact of exchange rate fluctuations on income from operations was considerably less than the impact on revenue. If the dollar continues to strengthen in 1998 relative to the European and Japanese currencies, the Company's international revenue will be negatively impacted, which could have a material adverse effect on the Company's consolidated results of operations. In addition, if the economies in Asia continue to deteriorate in 1998 and beyond, the Company's overall Asian revenue could continue to be materially adversely impacted, which could have a material adverse effect on the Company's consolidated revenue and results of operations. The Company expects that international revenue will continue to account for a significant portion of its total revenue in future periods.

    Software licenses revenue consists primarily of license fees for the Company's software products and, to a lesser extent, license fees for third party software products licensed through the Company's European and North American subsidiaries. Software licenses revenue decreased 10.4% and increased 8.4% during the three and nine month periods ended September 30, 1998, respectively, as compared to corresponding periods in 1997. The decrease in the three month period ended September 30, 1998 resulted primarily from decreased software license sales in Japan and Korea, partially offset by increased sales of third party software products in Europe and North America. The increase in software licenses revenue during the nine months ended September 30, 1998 resulted primarily from increased sales of third party software products in Europe and North America, and, to a lesser extent, from increased sales of the Company's software products in these regions. These increases were partially offset by a decrease in sales of the Company's software products in Asia.

    Services revenue consists of revenue from software maintenance agreements and professional services, including consulting, training and funded research and development. Services revenue increased 31.4% and 35.0% during the three and nine month periods ended September 30, 1998, respectively, as compared to corresponding periods in 1997. Both the software maintenance and the professional service components of services revenue have experienced solid growth during the first nine months of 1998. Software maintenance revenue grew 25.9% and 23.0% during the three and nine month periods ended September 30, 1998, respectively, as compared to similar periods in 1997. Professional services revenue grew 37.7% and 45.1% during the three and nine month periods ended September 30, 1998, respectively, as compared to similar periods in 1997. The overall increase in services revenue reflects the Company's continued emphasis on providing total solutions to its customers.


    COST OF REVENUE


                                              Three Months Ended September 30,           Nine Months Ended September 30,
                                         ------------------------------------------  ----------------------------------------
  dollars in thousands                        1998        1997     % Change                1998         1997    % Change
-----------------------------------------------------------------------------------------------------------------------------
  Cost of software licenses                    $689        $271      154.2%               $1,489        $563      164.5%
   % of software licenses revenue             16.8%        5.9%                            11.0%        4.5%

  Cost of services                           $2,414      $1,606       50.3%               $6,900      $4,868       41.7%
   % of services revenue                      59.1%       51.6%                            56.1%       53.5%
-----------------------------------------------------------------------------------------------------------------------------


    Cost of software licenses includes software royalty fees, media costs, payroll and other costs attributable to software documentation and distribution, and an allocation of depreciation, utilities and other overhead expenses incurred by the Company. Cost of software licenses revenue increased 154.2% and 164.5% during the three and nine month periods ended September 30, 1998, respectively, as compared to corresponding periods in 1997. These increases were due to higher royalties paid to third parties whose products were licensed through the Company's European and North American subsidiaries, and, to a lesser extent, additional royalties paid to third parties whose products are embedded in the Company's ADAMS software.

    Cost of services includes payroll and overhead expenses attributable to hotline support, consulting, training and funded research and development. Cost of services revenue grew 50.3% and 41.7% during the three and nine month periods ended September 30, 1998, respectively, as compared to similar periods in 1997. These increases resulted from the hiring of additional employees to support the growth in services provided to the Company's customers during 1998.

    Gross profit on software licenses revenue was 83.2% and 94.1% during the three month periods ended September 30, 1998 and 1997, respectively. Gross profit on software licenses revenue was 89.0% and 95.5% during the nine month periods ended September 30, 1998 and 1997, respectively. The decline in gross profit percentage during the three and nine month periods, as compared to the corresponding periods in 1997, was due to the increased sales of third party software products compared to sales of the Company's software products.

    Gross profit on services revenue was 40.9% and 48.4% during the three month periods ended September 30, 1998 and 1997, respectively. Gross profit on services revenue was 43.9% and 46.5% during the nine month periods ended September 30, 1998 and 1997, respectively. The decline in gross profit percentage during the three and nine month periods, as compared to the corresponding periods in 1997, was primarily due to the increased professional services revenue as a percentage of total services revenue. Historically, professional services revenue has generated lower profit margins than revenue from software maintenance agreements. In 1998, the Company has experienced strong demand for professional services from both its existing customer base as well as new customers.

   OPERATING EXPENSES


                                              Three Months Ended September 30,           Nine Months Ended September 30,
                                          ----------------------------------------   ----------------------------------------
  dollars in thousands                        1998        1997      % Change               1998        1997     % Change
-----------------------------------------------------------------------------------------------------------------------------
  Sales and marketing                        $3,545      $3,087       14.8%              $10,167      $8,578       18.5%
    % of total revenue                         43.3%       40.2%                            39.4%       39.7%

  Research and development                   $1,375      $1,223       12.4%               $3,911      $3,358       16.5%
    % of total revenue                         16.8%       15.9%                            15.1%       15.6%

  General and administrative                   $893        $799       11.8%               $2,596      $2,383        8.9%
    % of total revenue                         10.9%       10.4%                            10.1%       11.0%

  Purchased in-process research
    and development                            $203          $0                           $1,403          $0
    % of total revenue                          2.5%        0.0%                             5.4%        0.0%
-----------------------------------------------------------------------------------------------------------------------------


    Sales and marketing expenses include costs associated with the Company's sales channels, such as personnel, commissions, sales office costs, travel, promotional events, sales order processing, including license administration and order fulfillment, and advertising and public relations programs. Sales and marketing expenses also include an allocation of overhead expenses incurred by the Company. The absolute dollar increase in sales and marketing expenses during the three and nine month periods ended September 30, 1998, as compared to corresponding periods in 1997, resulted from the Company's continued expansion of its worldwide sales and marketing organization. Total sales and marketing employees increased to 90 at September 30, 1998, an increase of 34.3% from 67 at September 30, 1997. The Company expects to continue to expand its sales and marketing organization in the future to meet the growing demand for its products and services.

    Research and development expenses include all payroll costs attributable to research and development activities. Research and development expenses also include an allocation of overhead expenses incurred by the Company. Costs associated with funded research and development projects are included in cost of services. The absolute dollar increase in research and development expenses during the three and nine month periods ended September 30, 1998, as compared to corresponding periods in 1997, resulted primarily from an increase in personnel and related costs in support of expanded development efforts. The Company intends to continue to invest significant resources in research and development in the future.

    General and administrative expenses include the cost of salaries, employee benefits and other payroll costs associated with the Company's finance, accounting, human resources, information systems and executive management functions. General and administrative expenses also include an allocation of overhead expenses incurred by the Company. General and administrative expenses increased 11.8% and 8.9% during the three and nine month periods ended September 30, 1998, respectively, as compared to corresponding periods in 1997. The absolute dollar increases in these expenses were primarily due to additional expenses incurred to support the Company's worldwide growth. The Company expects general and administrative expenses to increase in absolute dollars in the future. However, these expenses may vary as a percentage of total revenue from period to period.

    Purchased in-process research and development includes a non-recurring charge to operations of approximately $1.4 million for the nine month period ended September 30, 1998 associated with the write-off of in-process research and development that had not reached technological feasibility as of the dates of acquisition. The Company wrote-off of approximately $1.2 million and $203,000 in connection with the purchase of DTI Asia Pte. Ltd. in January 1998 and the Design Analysis Group of H.G.E. Inc. in August 1998, respectively. The accounting for these acquisitions is summarized in Note 2 of Notes to Condensed Consolidated Financial Statements.

   OTHER INCOME, NET




                                              Three Months Ended September 30,           Nine Months Ended September 30,
                                         ------------------------------------------  ----------------------------------------
  dollars in thousands                         1998        1997     % Change               1998         1997     % Change
-----------------------------------------------------------------------------------------------------------------------------
  Other income, net                            $207        $236      -12.3%                 $622        $592        5.1%
    % of total revenue                         2.5%        3.1%                             2.4%        2.7%
-----------------------------------------------------------------------------------------------------------------------------

    Other income, net consists of net interest income (expense), foreign currency transaction gain (loss) and gain (loss) on the disposal of property and equipment. The decrease in other income, net during the three month period ended September 30, 1998, as compared to the corresponding period in 1997, primarily resulted from a decrease in interest earned during the quarter given the Company's lower cash and cash equivalents balance. This was partially offset by a decrease in the net loss recognized on foreign currency transactions. The increase in other income, net during the nine month period ended September 30, 1998, as compared to the corresponding period in 1997, primarily resulted from a decrease in foreign currency transaction losses, partially offset by decreased interest income. From time to time, the Company may enter into forward exchange contracts to hedge exposures related to significant foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency.


   PROVISION FOR INCOME TAXES

    The Company's effective income tax rate was (1733.3%) and 30.1% for the first nine months of 1998 and 1997, respectively. The difference between the Company's effective rate and the 34.0% statutory federal rate during the nine month period ended September 30, 1998 was primarily due to the non-deductibility of the $1.4 million write-off of in-process research and development incurred in connection with Company's acquisitions of DTI Asia Pte. Ltd. and the Design Analysis Group of H.G.E. Inc. Excluding these charges, the Company's effective tax rate for the first nine months of 1998 would have been 30.2%. The remaining difference from the 34.0% statutory federal rate resulted from tax-exempt interest income earned by the Company as well as tax benefits gained from the Company's foreign sales corporation. The difference between the Company's effective rate and the 34.0% statutory federal rate during the first nine months of 1997 was primarily due to the benefits of tax-exempt interest income and tax benefits gained from the Company's foreign sales corporation.


   MINORITY INTEREST IN NET INCOME (LOSS) OF SUBSIDIARY

    In April 1997, the Company established a Japanese subsidiary, Mechanical Dynamics Japan K.K., through a joint venture agreement with Information Services International-Dentsu, Ltd. ("ISI-Dentsu"), the distributor of the Company's software in Japan. The $26,000 and ($19,000) in minority interest in net income
(loss) of subsidiary for the nine months ended September 30, 1998 and 1997, respectively, represents ISI-Dentsu's 34% interest in the net income or loss of Mechanical Dynamics Japan K.K.


   EMPLOYEES

    The number of the Company's worldwide employees increased 38.7% to 276 at September 30, 1998, compared with 199 at September 30, 1997. Employment increased significantly to support the Company's growing operations worldwide. This increase in headcount includes employees added from the Company's acquisitions of DTI Asia Pte. Ltd. and the Design Analysis Group of H.G.E. Inc.

   YEAR 2000

    The Year 2000 issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors. The Company has assessed and identified risks in four areas of the business and has developed a plan for Year 2000 information systems compliance in each. The four areas include: (a) the Company's products, including third party software embedded in the Company's products, (b) business management and accounting systems, (c) computing and communications infrastructure, and (d) the Company's suppliers.

    Since the Company's products perform few date processing tasks, there is not a significant risk of a material disruption as a result of the Year 2000. The Company has completed testing on current versions of the Company's primary products, including the software delivery and license systems of the products. No areas of non-compliance were noted which required modification to the Company's software. The Company's product development group is currently adding Year 2000 readiness to its quality assurance process for all products to ensure no Year 2000 problems are introduced during the development of software and maintenance activities. The primary business management and accounting systems are currently being replaced by the Company and are scheduled to be ready for use in January 1999. These systems are based on third party products that have been certified for Year 2000 compliance. The Company's computing and communications infrastructure is currently being reviewed. An inventory of all infrastructure components has been established. All critical components of the infrastructure will be migrated to Year 2000 readiness by the second quarter of 1999. A list of key suppliers to the Company has been developed. Key suppliers will need to show adequate readiness or alternate vendors will be identified.

    The Company does not expect that the costs to address its Year 2000 needs will be material to its consolidated financial position or results of operations.


LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents decreased $3.8 million during the first nine months of 1998 to $16.5 million at September 30, 1998, compared with $20.3 million at December 31, 1997. Through September 30, 1998, cash and cash equivalents decreased primarily as a result of approximately $2.0 million used to acquire the Design and Analysis Group of H.G.E. Inc., $1.5 million in cash used to purchase property and equipment, $563,000 in cash used to acquire DTI Asia Pte. Ltd., and $161,000 of cash used in operations. These decreases were partially offset by $335,000 of cash generated from the issuance of common stock to employees.

    At September 30, 1998, the Company's principal commitments consisted of obligations under operating leases for facilities and equipment. The Company had no borrowings under long-term debt arrangements at September 30, 1998.

    The Company has an agreement with its principal bank for a $4.0 million line of credit facility. No borrowings were outstanding under this agreement as of September 30, 1998. The Company's subsidiaries in Germany, Italy, Sweden, and France also have line of credit and overdraft facilities that provide for aggregate borrowing availability of up to $465,000. Approximately $130,000 in borrowings were outstanding under these facilities as of September 30, 1998.

    In November 1998, the Board of Directors authorized management of the Company to repurchase up to 500,000 shares of the Company's common stock. No shares have been repurchased to date.

    In October 1998, the Company announced a strategic partnership with the University of Iowa in which component-level durability sensitivity analysis technology developed by the University will be integrated with the Company's ADAMS virtual prototyping software to provide system-level durability design sensitivity analysis capabilities. In connection with the transaction, the Company expects to report a one-time charge in the fourth quarter of 1998 of $400,000, associated with the write-off of in-process research and development acquired from the University. The purchase price will be allocated to in-process research and development as the software has not reached technological feasibility and no other tangible or intangible assets have been identified. See Note 4 of Notes to Condensed Consolidated Financial Statements.

    In August 1998, the Company acquired the Design Analysis Group and certain other assets of H.G.E. Inc., an engineering software and services firm focusing on the aerospace industry. The aggregate purchase price of approximately $2.0 million consisted entirely of cash. See Note 2 of Notes to Condensed Consolidated Financial Statements.

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

    Long-term cash requirements, other than for normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, financing growth, repurchases of the Company's common stock and the possible acquisition of software products, technologies and businesses complementary to the Company's business. The Company believes that cash flows from operations, together with existing cash balances, and available borrowings will be adequate to meet the Company's cash requirements for working capital and capital expenditures for the next twelve months and the foreseeable future. The Company has not paid dividends during the period from 1995 through the third quarter of 1998 and intends to continue its policy of retaining earnings to finance future growth.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS


    NUMBER                                      EXHIBIT
--------------------------------------------------------------------------------
     (11)       Statement Re Computation of Per Share Earnings

     (27)       Financial Data Schedule



(B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Company during the three months ended September 30, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 1998      MECHANICAL DYNAMICS, INC.
                              (Registrant)


                         By:  /s/ Michael E. Korybalski
                            ----------------------------------------------------
                              Michael E. Korybalski
                              Chairman of the Board and Chief Executive Officer (Principal Executive Officer)


                         By:  /s/ David Peralta
                            ----------------------------------------------------
                              David Peralta
                              Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


   NUMBER                               EXHIBIT TITLE
--------------------------------------------------------------------------------
    (11)       Statement Re Computation of Per Share Earnings

    (27)       Financial Data Schedule