Form 10-K405
period 1998-12-31
MECHANICAL DYNAMICS INC \MI\
filed 1999-03-26
CIK 1011451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 1998, OR

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of March 3, 1999, computed by reference to the Nasdaq closing price on such date, was approximately $30,961,000.

         The number of outstanding shares of the Registrant's common stock, as of March 3, 1999, was 6,237,097.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders, scheduled to be held on May 13, 1999, are incorporated by reference into Part III.

                            MECHANICAL DYNAMICS, INC.

                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                                                   PAGE
                                                        PART I
Item 1.  Business.................................................................................   3
Item 2.  Properties...............................................................................  13
Item 3.  Legal Proceedings........................................................................  13
Item 4.  Submission of Matters to a Vote of Security Holders......................................  13

                                             PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters....................  14
Item 6.  Selected Consolidated Financial Data.....................................................  15
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations....  16
Item 7a. Quantitative and Qualitative Disclosures about Market Risk...............................  24
Item 8.  Financial Statements and Supplementary Data..............................................  25
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....  43

                                             PART III
Item 10. Directors and Executive Officers of the Registrant.......................................  43
Item 11. Executive Compensation...................................................................  44
Item 12. Security Ownership of Certain Beneficial Owners and Management...........................  44
Item 13. Certain Relationships and Related Transactions...........................................  44

                                             PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................  45

SIGNATURES........................................................................................  47

INDEX TO EXHIBITS.................................................................................  48

                                     PART I
ITEM 1. BUSINESS

GENERAL

         Since Mechanical Dynamics, Inc. ("MDI" or the "Company") was incorporated in Michigan in 1977, the Company has developed, marketed and supported virtual prototyping solutions. The Company's ADAMS mechanical system simulation software allows engineering teams to create virtual prototypes of their complex mechanical system designs on the computer. By realistically simulating the full-motion behavior of their designs, they can explore multiple design variations, testing and refining until optimizing system performance. In doing so, they reduce the need for costly, time-consuming physical prototype testing, while significantly improving product quality.

         ADAMS makes the idea of concurrent engineering real. It enables those involved at each step of the product development process - from initial concept through design and testing - to interact with the virtual prototype, to see the whole system in motion and provide input even from the earliest stages. This not only shortens the development cycle and increases product quality, but also improves the product development process itself. Leading manufacturers from nearly every industry today use the Company's software and consulting services.

         In recent years, the Company has made strategic business acquisitions to expand its ability to develop and market new products to customers. In 1994, the Company acquired five European entities that previously had distributed the Company's products in Europe and are now wholly-owned subsidiaries: Mechanical Dynamics GmbH, a German corporation; Mechanical Dynamics Sarl, a French corporation; Mechanical Dynamics International Ltd., a United Kingdom corporation; Mechanical Dynamics Sweden AB, a Swedish corporation; and Mechanical Dynamics Italy srl, an Italian corporation. In 1997, the Company established a Japanese subsidiary, Mechanical Dynamics Japan K.K., through a joint venture agreement with Information Services International-Dentsu, Ltd. ("ISI-Dentsu") of Tokyo, Japan, the distributor of the Company's software in Japan. In 1997, the Company also acquired StatDesign, Inc., a provider of engineering software and services for product design and development, primarily to Ford Motor Company.

         In January 1998, the Company acquired 100% of the outstanding capital stock of DTI Asia Pte. Ltd. ("DTI"), a provider of mechanical design simulation software embedded in the AutoCAD and Mechanical Desktop product lines from Autodesk, Inc. The aggregate purchase price of approximately $1.7 million consisted of $563,000 in cash and 142,540 shares of the Company's common stock valued at approximately $1.1 million. Subsequent to the closing of the acquisition, the operations of DTI were integrated within the Company. See Note 2 of Notes to Consolidated Financial Statements.

         In August 1998, the Company established a Canadian subsidiary, Mechanical Dynamics Ltd. ("MDI-Canada"). Immediately following its formation, MDI-Canada acquired the Design Analysis Group and certain other assets of H.G.E. Inc. ("HGE"), an engineering software and services firm focusing on the aerospace industry based in Toronto, Ontario, Canada. The aggregate purchase price of approximately $2.2 million consisted principally of cash. Subsequent to the closing of the acquisition, the operations of HGE were integrated within the Company. See Note 2 of Notes to Consolidated Financial Statements.

         In November 1998, the Company formed a strategic partnership with the University of Iowa in which component-level durability sensitivity analysis technology developed by the University will be integrated with the Company's ADAMS virtual prototyping software to provide system-level durability design sensitivity analysis capabilities. The Company paid $400,000 to the University for the ability to jointly develop and market this technology. See Note 2 of Notes to Consolidated Financial Statements.

         ADAMS(R) and the Company's logo are registered trademarks of the Company. ADAMS/Animation, ADAMS/Car, ADAMS/Controls, ADAMS/Driver, ADAMS/Exchange, ADAMS/Flex, ADAMS/Linear, ADAMS/Pre, ADAMS/Rail, ADAMS/Solver, ADAMS/Tire, ADAMS/View, AutoDOE, CAT/ADAMS, Dynamic Designer and MECHANISM/Pro are trademarks of the Company. All rights reserved. All other trade names and trademarks appearing in this Form 10-K are the property of their respective holders.

PRODUCTS

    MDI develops, markets and supports virtual prototyping software packages capable of simulating the many varied and complex component interactions and operating environments that companies face when designing their products. The Company's primary software line is the ADAMS Professional Series. The principal product in this line, the ADAMS Full Simulation Package, is comprised of ADAMS/Solver and ADAMS/View, and can be used as a self-contained software package or with additional modules developed by the Company as well as with third-party software. In addition, certain original equipment manufacturers ("OEM") license the Company's kinematic motion simulation software in order to embed the Company's software in the OEM's design software packages. The U.S. list price for the ADAMS Full Simulation Package is approximately $25,000 per license depending upon configuration. The U.S. list prices for the Company's additional software products typically range from $3,000 to $20,000. The Company also packages several of its additional software products into industry or application-specific packages. These packages have U.S. list prices ranging from $13,000 to $66,000. In the future, the Company intends to offer additional products and packages as part of its ADAMS software product line. Since the Company's sales are concentrated in this product line, a decline in the demand for ADAMS software and services would have a material adverse effect on the Company's business, financial condition and results of operations.

    ADAMS and the modular packages of ADAMS software are available on a number of platforms, including Intel Pentium-based PCs running the Microsoft Windows NT operating system, UNIX-based workstations and servers from Silicon Graphics, Hewlett-Packard, Sun Microsystems, IBM and Digital Equipment.

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

         - ADAMS/Pre is a pre-processing environment for ADAMS designed specifically for the automotive environment.

         - AutoDOE is a software package used for creating statistically defined design of experiments programs. Design of experiments methods allow users to run a battery of simulations on a mechanical system design to determine the effects of multiple design or manufacturing variations on system performance and behavior. With design of experiments, product designs can be optimized more quickly than through the traditional process of testing one factor at a time.

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

ADAMS INTERFACE PRODUCTS

Interface Products are products specifically designed for the CAD/CAM/CAE environments. Assemblies created within the Company's partners' software environments are converted into realistic, fully three-dimensional mechanical system models. These software environments then verify and evaluate motion paths, locate lock-up positions, detect interferences, establish work-space envelopes and calculate joint reaction forces.

   ADAMS CAE Interface Products

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

   ADAMS CAD/CAM Interface Products

    - ADAMS/Exchange provides an industry-standard, two-way interface for exchanging model geometry between ADAMS and many other CAD/CAM packages. This saves time in data transfer, while enhancing the accuracy and realism of mechanical system simulations.

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

ADAMS OEM PRODUCTS

OEM Products are kinematic motion simulation products that are embedded in OEMs' design software packages. The Company has entered into license agreements or arrangements with several OEMs, including Structural Dynamics Research Corporation ("SDRC"), Unigraphics Solutions Inc., Bentley Systems, Engineering Animation, Inc., Tecnomatix Technologies Ltd., and Applicon, under which the OEMs are licensed to embed the Company's products in the OEMs' software packages. These products provide limited virtual prototyping capabilities, and can be upgraded by licensing ADAMS/Solver directly from the Company.

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

    The Company's services staff provides these services on either a time and materials or a fixed fee basis depending on the project and the requirements of the customer. Contract fees range from a few thousand dollars to several hundred thousand dollars depending upon the scope of the project, and contract durations range from a few weeks to several years. From time to time the Company has incurred losses in connection with fixed price contracts. If the Company underestimates the expenses required to perform under fixed fee contracts, it could incur losses on these contracts. The Company has not incurred a material loss from underestimating the expenses on any fixed fee contract during 1998, 1997 or 1996.

    A critical component of MDI's strategy is to provide a wide range of customer support services. These services include hotline support and on-site support and training. Product support is provided pursuant to renewable annual maintenance contracts. Customers who purchase maintenance agreements receive product enhancement releases and hotline support at no additional charge. On-site support and training are priced separately. Approximately 16.3%, 15.9%, and 16.2% of the Company's total revenue was realized from maintenance contracts in 1998, 1997, and 1996, respectively.

CUSTOMERS

    The Company's customers include companies in a wide variety of industries. Historically, the Company's largest customers have been automobile manufacturers and automotive suppliers operating in an industry which can be highly cyclical. During 1998, 1997, and 1996, automotive-related customers accounted for approximately 54.7%, 50.5%, and 48.1% of the Company's total revenue, respectively. No customer accounted for greater than 10% of the Company's total revenue in 1998. Ford Motor Company accounted for approximately 10.6% and 11.8% of the Company's total revenue in 1997 and 1996, respectively. No other customer accounted for greater than 10% of the Company's total revenue in 1997 and 1996. Segments in the auto industry, in each of the United States, Europe and Japan, have, from time to time, experienced significant economic downturns characterized by decreased product demand, reductions in capital expenditures, production over-capacity, price erosion, work slowdowns, strikes and layoffs. The Company's operations may in the future reflect substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect upon the Company's business, financial condition and results of operations.

SALES AND MARKETING

    The Company markets its products through direct sales in North America, Europe and to a lesser extent in Asia, approximately 15 value-added resellers throughout North America, a group of international distributors in over 20 countries and through reselling alliances with certain integrated mechanical CAD/CAM/CAE software vendors. The Company conducts sales activities from its headquarters in Ann Arbor, Michigan, domestic sales offices in Atlanta, GA; Austin, TX; Chicago, IL; Cleveland, OH; Los Angeles, CA; Phoenix, AZ; San Francisco, CA; and Washington D.C., as well as its subsidiaries' offices in England, France, Germany (three offices), Italy (two offices), Sweden (2 offices), Canada (2 offices), Japan and Singapore, and its foreign branch offices in China and India. The Company employs engineers and technically proficient salespersons capable of serving the technology needs of current and prospective customers' engineering, design and manufacturing staffs.

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

    The Company also has alliances with vendors of complementary computer-aided engineering technology, such as ANSYS, Inc., Integrated Systems, Inc., The MacNeal-Schwendler Corporation, The Mathworks, Inc. and Structural Research & Analysis Corp. These relationships entail collaborative development to support interfaces between the software products of the Company and each partner, as well as cooperative marketing and selling activity. By working with these vendors, the Company seeks to satisfy the needs of its customers across a wide range of computer-aided engineering applications. The Company and its partners jointly participate in promotional activities, trade shows, user conferences, customer presentations and customer proposals.

    The Company markets and sells third party software products through distributor agreements with certain other CAE vendors whose technologies help it provide a total solution to its customers. As of December 31, 1998 the Company distributes software products of ANSYS, Inc. in both the United Kingdom and Canada in addition to providing consulting services related to those products. Throughout Sweden, the Company distributes MATRIXx, a product of Integrated Systems, Inc. Revenue from third party software products accounted for approximately 7.1%, 2.2%, and 3.0% of the Company's total revenue in 1998, 1997 and 1996, respectively.

    The Company has formed relationships with several CAD/CAM companies, including Applicon, Inc., Autodesk, Inc., Bentley Systems, Inc., Dassault Systemes, Engineering Animation, Inc., Parametric Technology Corp., SolidWorks Corp., Structural Dynamics Research Corporation, Tecnomatix Technologies Ltd., and Unigraphics Solutions Inc. Through these alliances, the Company collaborates with its partners to develop and support embedded, add-on software modules for each CAD/CAM environment. These embedded modules enable CAD/CAM users to model and simulate mechanical systems and interface with the Company's full ADAMS product line. The Company believes that strategic alliances are important to its long-term success and intends to continue to pursue such alliances in the future.

    International revenue (i.e., revenue from sales outside of North America) accounted for approximately 62.4%, 65.2%, and 67.0% of the Company's total revenue in 1998, 1997, and 1996, respectively. In Asia, and, to a lesser extent, in North America and Europe, the Company markets its products and services through contractual relationships with distributors. A significant portion of the Company's revenue in Asia is derived from its distributors in Japan, Korea, India, China, Taiwan and Singapore. The Company's largest distributor, ISI-Dentsu, is located in Japan and accounted for approximately 13.2%, 15.3%, and 16.5% of the Company's total revenue in 1998, 1997, and 1996, respectively. There can be no assurance that in the future the Company's current distributors will choose or be able to market or service and support the Company's products effectively, that economic conditions or industry demand will not adversely affect the distributors or that such distributors will not devote greater resources to marketing and supporting products of other companies. Additionally, because the Company's products are typically used by skilled professionals, in order to be effective, a distributor must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of distributors possess such resources. The loss of or a significant reduction in revenue from a distributor could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's consolidated operations to date have not been materially adversely affected by the recent uncertainty in the Asian markets. During 1998, the Company experienced a decrease in revenue from Korea; however, this decrease was more than offset by revenue growth in Japan. If the economies in Asia continue to deteriorate in 1999, the Company's overall Asian revenue could be adversely impacted, which could have a material adverse effect on the Company's consolidated results of operations. A summary of the Company's revenue by geographic area is presented in Note 8 of Notes to Consolidated Financial Statements.

    The Company generally prices its software products and services in local currencies in Europe, Canada and Japan. The strengthening of the dollar in 1998, relative to the European and Japanese currencies, negatively affected 1998 international revenue by approximately $883,000. Since most of the Company's international operating expenses were incurred in foreign currencies, the net impact of exchange rate fluctuations on income from operations was considerably less than the impact on revenue. If the U.S. dollar continues to strengthen in 1999 relative to the European, Canadian and Japanese currencies, the Company's international revenue will be negatively impacted, which could have a material adverse effect on the Company's consolidated results of operations.

    The Company expects that international sales will continue to account for a significant portion of its total revenue in future periods. The Company intends to continue to expand its operations outside of the United States, which will require significant management attention and financial resources. International operations are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and taxes, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, compliance with applicable export licensing requirements and other trade barriers and political and economic instability. Moreover, gains and losses on the conversion to U.S. dollars of receivables and payables arising from international operations may contribute to fluctuations in the Company's results of operations. As more fully described in Note 1 of Notes to Consolidated Financial Statements, the Company's risk management strategy uses derivative financial instruments in the form of forward foreign exchange contracts for the purpose of hedging foreign currency market exposures of its ongoing business operations. The Company does not enter into derivative contracts for the purpose of trading or speculative transactions. If for any reason exchange or price controls or other restrictions on foreign currencies were imposed, the Company's business, financial condition and results of operations could be materially adversely affected. Currency exchange fluctuations in countries in which the Company licenses its products in U.S. dollars could have a material adverse effect on the Company's business, financial condition and results of operations by resulting in pricing that is not competitive with products priced in local currencies. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that any of these factors will not have a material adverse effect on the Company's future international operations and sales and, consequently, on the Company's business, financial condition and results of operations.

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

    The Company has historically released at least one new version of its software to its customers per year and intends to continue such releases. The Company also provides periodic releases to its OEM software partners. As part of this release process, the Company continually communicates with its customers and partners and solicits comments for improved ease of use and general customer satisfaction.

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

    Software products as complex as those offered by the Company may contain defects or failures that may be detected at any point in the product's life cycle. The Company has, in the past, discovered software defects in certain of its products. The Company's standard warranty provides that if the software does not function to published specifications, the Company will, within a limited time period following delivery, use its best efforts to repair or replace the defective software without charge. To date, the Company has not experienced significant technical errors or other product performance issues and warranty costs have been insignificant. There can be no assurance that, despite testing by the Company, errors will not be found in current or new products after commencement of commercial shipments, resulting in injury to the Company's reputation, increased warranty and service costs, loss of market share or failure to achieve market acceptance. Any such occurrence could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

    As of December 31, 1998, the Company's research and development group consisted of 58 full-time employees. During 1998, 1997, and 1996, the Company's research and development expenses were approximately $5.3 million, $4.7 million, and $3.6 million, respectively. The Company anticipates that it will commit substantial resources to research and development in the future.

BACKLOG

    The Company typically ships its products within 30 days after acceptance of a customer purchase order and execution of a software license agreement. Accordingly, the Company does not believe that its backlog at any particular point in time is indicative of future revenue levels.

COMPETITION

    The markets for the Company's products and services are highly competitive and subject to rapid change. The Company believes the principal competitive factors in this market are product quality, ease of use, quality of support, performance and price, functionality and features, ease of integration with customers' design processes, strategic alliances and vendor and product reputation. In general, the Company's current competition comes from three sources: the traditional method of testing hardware prototypes, whether performed internally or externally, by the Company's current or potential customers, other virtual prototyping software vendors, including Parametric Technology Corp. and The MacNeal-Schwendler Corporation, and the internal software development groups of its current or potential customers. Many companies have their own software development groups that historically have developed their own software design tools. This has required the Company and other vendors to compete against these internal groups to sell their products into these companies. A number of the Company's competitors have longer operating histories, greater financial, technical, sales, marketing and other resources, greater name recognition, more extensive distribution and sales networks and a larger, more established customer base. Among the Company's current and potential competitors are also a number of large hardware and software companies that may develop or acquire products that compete with the Company's products. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could materially adversely affect the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not have a material adverse effect the Company's business, financial condition and results of operations.

    The Company's products address the market for virtual prototyping software. Because this market is still evolving, it is difficult to assess or predict with any assurance the growth rate, if any, and size of this market. Also, as is typical in the case of a new and evolving industry, demand and market acceptance for virtual prototyping software products and services are subject to a high level of uncertainty. The Company's future financial performance will depend in large part on growth in the virtual prototyping market and upon its ability to successfully market its ADAMS products and services. There can be no assurance the virtual prototyping market will grow in the future or that the Company's products and services will achieve wider market acceptance. There are certain prototyping applications to which the Company's products may not provide an effective solution due to limitations in the capabilities of the Company's products and, as such, the Company's products may not be accepted by certain customers. If the virtual prototyping market fails to grow or grows more slowly than anticipated, or if the Company's products do not achieve significant market acceptance, the Company's business, financial condition and results of operations will be materially adversely affected.

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

    Certain technology used by the Company's products is licensed from third parties, generally on a nonexclusive basis. The Company believes there are alternative sources for each of the material components of technology licensed by the Company from third parties. However, the termination of any such licenses, the failure of the third parties to adequately maintain or update their products, including making their products year 2000 compliant, or a substantial increase in the license fee associated with such licenses could result in a delay in the Company's ability to deliver certain of its products while it seeks to implement technology offered by alternative sources and may adversely affect the Company's business, financial condition and results of operations. Any required replacement licenses could prove costly. Also, any such delay, to the extent it occurs at or near the end of a quarter, could result in a material adverse effect on the Company's quarterly results of operations. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company's products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on reasonable terms or at all. Further, increased merger and acquisition activity in the technology industry could affect the Company's relationships with other third-party developers, and thus adversely affect the Company's results of operations.

EMPLOYEES

    As of December 31, 1998, the Company had 283 employees, consisting of 104 in engineering services, 93 in sales and marketing, 58 in research and development and 28 in general and administrative capacities. Of these, 152 are located at the Company's headquarters in Ann Arbor, Michigan, 27 are located at the Company's domestic offices in Arizona, California, Georgia, Illinois, Indiana, Maryland, New Mexico, North Carolina, Ohio, Texas, Washington, and Wisconsin, 16 are located at the Company's Canadian subsidiary, 84 are located at the Company's European and Asian subsidiaries and 4 are located at the Company's foreign branch offices in China and India. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

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

ACQUISITIONS

    The Company periodically acquires or invests in businesses, software products and technologies which are complementary to the Company's business. The risks associated with such acquisitions or investments include, among others, the difficulty of assimilating the operations and personnel of the companies, the failure to realize anticipated synergies and the diversion of management's time and attention. In addition, such investments and acquisitions may involve significant transaction-related costs. There can be no assurance that the Company will be successful in overcoming such risks or that such investments and acquisitions will not have a material adverse effect upon on the Company's business, financial condition or results of operations.

    Such investments and acquisitions may contribute to fluctuations in quarterly results of operations due to merger-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with the acquisitions, any of which could negatively impact results of operations for a given period. In addition, acquisitions may result in the allocation of purchase price to in-process research and development. The SEC has recently raised issues regarding the methodologies used and allocation of purchase price to in-process research and development and has required some companies to adjust or restate prior periods to reduce allocations to in-process research and development, thereby increasing intangible assets and future amortization expense. While the Company believes that its purchase price allocations are appropriate, if the SEC were to require a change in any of the allocations, this would result in higher amortization expense, which could have an adverse effect upon the Company's results of operations.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

    The Company's quarterly operating results have in the past varied and may vary in the future depending on factors such as mix of direct and indirect sales, product mix, service mix, increased competition, size and timing of significant orders, seasonal factors and budgeting cycles of customers, product releases and pricing changes by the Company or its competitors, timing of new product announcements, market acceptance or delays in the introduction of new or enhanced versions of the Company's products and general economic conditions. A significant portion of the Company's revenue in previous quarter has been derived from sales to a limited number of customers, and the Company currently anticipates that future quarters will continue to reflect this trend. In addition, like many software companies, the Company has generally recognized a substantial portion of its revenue in the last month of each quarter, with this revenue concentrated in the last weeks of the quarter. Accordingly, the cancellation or deferral of even a small number of purchases of the Company's products could have a material adverse effect on the Company's business, results of operations and financial condition in any particular quarter. To the extent that significant sales occur earlier than expected, operating results for subsequent quarters may fail to keep pace or even decline. The Company's quarterly operating results have also fluctuated as a result of seasonality of customer buying patterns. Revenue is typically lower or constant in the first quarter of the year in relation to the previous year's last quarter due primarily to budgeting cycles of customers. The Company's third quarter revenue is also typically lower or constant in relation to the second quarter of the year due to the decreased level of sales from its European operations in the third quarter. Revenue from quarter to quarter is difficult to forecast, as minimal order backlog exists at the end of any quarter because the Company's products typically are shipped and revenue recognized promptly after receipt of the customers' orders.

    The Company's expense levels are based, in part, on its expectations as to future revenue. If revenue levels are below expectations, operating results are likely to be adversely affected. In particular, net income may be disproportionately affected by a reduction in revenue because only a small portion of the Company's expenses varies with its revenue. There can be no assurance that the Company will be able to grow in future periods, that it will be able to sustain its historical rate of revenue growth or that its operations will remain profitable. As a result of the foregoing and other factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in operating results may also result in volatility in the price of the shares of the Company's common stock.

STOCK PRICE VOLATILITY

    The trading price of the Company's common stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations, the introduction of new products or pricing changes by the Company or its competitors, proprietary rights or litigation, changes in earnings estimates by analysts and other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has sometimes occurred against companies. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a significant diversion of management's attention and resources, and could have a material adverse effect on the Company's business, financial condition and results of operations. Any adverse determination in such litigation could also subject the Company to significant liabilities.

ITEM 2. PROPERTIES

    The Company occupies approximately 39,000 square feet of space at its headquarters in Ann Arbor, Michigan. Approximately 3,200 square feet will expire in December 1999 with the remaining 35,800 square feet expiring in July 2000 (subject to the Company's right to extend the lease for one successive term of five years). The Company also leases sales offices in Michigan, Texas, California, Maryland, France, Sweden, England, Germany, Italy, Japan, Canada, China and India. The Company believes that its existing facilities are adequate for its needs for the next 12-18 months. Due to continued expansion, the Company will need to secure additional space after the expiration of its existing headquarters lease and is currently investigating its options for a new headquarters.


ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved in various ordinary or routine litigation incidental to its business, none of which, in the opinion of management, is deemed to be material.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of shareholders during the last quarter of the year ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock trades on The Nasdaq Stock Market under the symbol "MDII." The range of high and low sale prices for the Company's common stock on that market for each of the quarters in the last two years are as follows:

                                                                                          MARKET PRICES
                                                                              -------------------------------------
                                                                                    HIGH                LOW
------------------------------------------------------------------------------------------------ ------------------
Year ended December 31, 1998:
  Fourth quarter..........................................................         $  8.25            $  3.75
  Third quarter...........................................................           11.00               6.31
  Second quarter..........................................................           14.00               9.63
  First quarter...........................................................           10.50               6.63
Year ended December 31, 1997:
  Fourth quarter..........................................................          $10.00            $  6.50
  Third quarter...........................................................            8.63               5.75
  Second quarter..........................................................           10.38               5.81
  First quarter...........................................................           13.75               6.25

    As of December 31, 1998, there were 203 shareholders of record of the Company's common stock. This may not be an accurate indication of the total shareholders of the Company as of December 31, 1998, since many nominees hold the Company's shares in street name for the beneficial owners.

    The Company has never declared or paid cash dividends on its capital stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business.

    In January 1998, the Company acquired 100% of the outstanding capital stock of DTI Asia Pte. Ltd. In connection with this purchase, the Company issued 142,540 shares of the Company's common stock, none of which have been registered under the Securities Act of 1933. The consideration for this transaction was a cash payment of approximately $563,000 and the issuance of 142,540 shares of the Company's common stock valued for this purpose at approximately $1.1 million. These shares were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The consolidated statement of income data for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 and the consolidated balance sheet data as of December 31, 1998, 1997, 1996, 1995 and 1994 presented below are derived from the Company's consolidated financial statements audited by Arthur Andersen LLP.

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------------
In thousands, except per share data                   1998          1997      1996      1995       1994
-------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME DATA:
  Revenue                                          $ 36,575       $30,191   $25,383   $21,256   $ 16,267
  Operating income (loss)                              (556)(1)       965     2,503     1,666        635
  Net income (loss)                                    (217)          744     2,071     1,381        450
  Accretion of value of warrants                         --            --        --       234        664
  Net income (loss) available to common
     shareholders                                      (217)          744     2,071     1,147       (214)
  Pro forma diluted net income (loss) per common
     share                                            (0.04)         0.13      0.41      0.30      (0.06)


                                                   -------------------------------------------------------------------
                                                                                AS OF DECEMBER 31,
                                                   -------------------------------------------------------------------
In thousands                                            1998            1997          1996         1995       1994
------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA (3):
  Cash and cash equivalents......................   $  16,843       $ 20,261       $ 20,570 (4)  $  1,141   $    817
  Total assets...................................       36,247        34,147         29,812         9,338      7,334
  Long-term debt, less current portion...........        --              --             --            --          79
  Redeemable common stock........................        --              --             167           859      1,191
  Shareholders' equity (deficit).................       25,600        23,970         22,185 (4)     1,334        (77)

NOTES:

(1) For the year ended December 31, 1998, the Company recorded approximately $1.7 million in charges to operations for acquisition and related costs resulting primarily from the acquisitions of DTI Asia Pte. Ltd., certain assets of HGE, Inc. and technology from the University of Iowa.

(2) For the year ended December 31, 1997, the Company recorded a $1.7 million charge to operations for acquisition and related costs resulting from the acquisition of StatDesign, Inc.

(3) The Company has never declared or paid cash dividends on its capital stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business.

(4) For the year ended December 31, 1996, the Company completed an initial public offering of its stock, which resulted in the issuance of 1,500,000 shares at $11.00 per share. An additional 354,750 shares were sold by the Company at $11.00 per share to cover over-allotments. The offering, including the over-allotments, raised $17.8 million in net proceeds.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion provides an analysis of the Company's financial condition and results of operations, and should be read in conjunction with the Company's consolidated financial statements and the notes included in Item 8 of this Form 10-K.

OVERVIEW

    The Company develops, markets and supports virtual prototyping solutions. The Company's virtual prototyping software allows an engineer or designer to design a complete product by simulating, both visually and mathematically, a product in motion. The Company's principal software product, ADAMS Full Simulation Package, is used by customers to simulate mechanical systems. The Company's revenue has in the past been, and is expected to be in the future, derived primarily from its ADAMS Full Simulation Package and related software products and services.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

    Except for the historical information contained in this report, the matters herein contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. These forward-looking statements include, but are not limited to, revenue levels, including the level of international revenue, certain costs and operating expense levels, the level of other income, the Company's liquidity and capital needs and various business environment and trend information. Actual future results and trends may differ materially depending on a variety of factors, including the volume and timing of orders received during the quarter; the mix of and changes in distribution channels through which the Company's products are sold; the timing and acceptance of new products and product enhancements by the Company or its competitors; changes in pricing; the level of the Company's sales of third-party products; purchasing patterns of distributors and customers; competitive conditions in the industry; business cycles affecting the markets in which the Company's products are sold; extraordinary events, such as litigation; risks inherent in seeking and consummating acquisitions, including the diversion of management attention to the assimilation of the operations and personnel of the acquired business; fluctuations in foreign exchange rates; the impact of undetected errors or defects, including those associated with Year 2000 date functions, on the Company's current products, vendors and internal systems; and economic conditions generally or in various geographic areas. All of the foregoing factors are difficult to forecast. The future operating results of the Company may fluctuate as a result of these and other risk factors detailed from time to time in the Company's Securities and Exchange Commission reports and included in Item 1 of this Form 10-K entitled "Business."

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

RESULTS OF OPERATIONS

   REVENUE

In thousands                     1998    % CHANGE   1997    % CHANGE   1996
------------------------------------------------------------------------------
Software licenses ...........   $19,659    13.9%   $17,258    18.3%   $14,590
  % of total revenue ........      53.7%              57.2%              57.5%

Services ....................   $16,916    30.8%   $12,933    19.8%   $10,793
  % of total revenue ........      46.3%              42.8%              42.5%

Total revenue ...............   $36,575    21.1%   $30,191    18.9%   $25,383

         In August 1998, the Company acquired the Design Analysis Group and certain other assets of H.G.E. Inc. ("HGE"), an engineering software and services firm based in Toronto, Ontario, Canada. Revenue from the Design Analysis Group has been in the past, and is expected to be in the future, derived primarily from sales of third-party software products, professional services and sales of the Company's software products. The operating results of the Design Analysis Group have been included in the Company's consolidated results of operations from the date of acquisition.

         The Company's total revenue increased 21.1% to $36.6 million in 1998 from $30.2 million in 1997. During 1997, total revenue increased 18.9% from $25.4 million in 1996. The growth in revenue during 1998 resulted primarily from an increase in services provided to the Company's customers, as well as an increase in sales of third-party products. The growth in revenue during 1997 resulted from increased sales of the Company's ADAMS Full Simulation Package, as well as other related software products and services. During both years, the Company achieved revenue growth in each of its major sales geographies, including North America, Europe and Asia. A summary of the Company's revenue by geographic area is presented in Note 8 of Notes to Consolidated Financial Statements.

         Revenue from international customers accounted for approximately 62.4%, 65.2% and 67.0% of the Company's total revenue in 1998, 1997 and 1996, respectively. The decrease in international revenue as a percent of total revenue during 1998, as compared to 1997, was due primarily to weakness experienced in certain countries in Asia, as well as an increase in revenue from North America, due in part to the Company's August 1998 acquisition of HGE. The revenue shortfall experienced by the Company in Asia during 1998 resulted primarily from continuing economic pressures facing Japan and Korea, as well as the strengthening of the dollar relative to the Japanese yen, as described below. The decrease in international revenue as a percent of total revenue during 1997, as compared to 1996, was due in part to the strengthening of the dollar during 1997, as well as increased sales of the Company's software products and services in North America. If the economies in Asia continue to deteriorate in 1999, the Company's overall Asian revenue could be adversely impacted, which could have a material adverse effect on the Company's consolidated results of operations. Consequently, the Company remains cautious in its overall outlook for Asian revenue in 1999. The Company expects that international revenue will continue to account for a significant portion of its total revenue in future periods.

         Outside of North America and Europe, the Company relies primarily on distributors and sales representatives for the licensing and support of its products. Distributors and sales representatives accounted for approximately 21.3%, 27.8% and 27.6% of the Company's total revenue in 1998, 1997 and 1996, respectively. The decrease in revenue from distributors and sales representatives in 1998, as compared to 1997, resulted primarily from increased revenue from professional services provided directly to the Company's customers as well as revenue generated from sales of third-party software products. The Company's Japanese distributor, Information Services International-Dentsu, Ltd. ("ISI-Dentsu"), accounted for approximately 13.2%, 15.3% and 16.5% of the Company's total revenue in 1998, 1997 and 1996, respectively.

         The Company generally prices its software products and services in local currencies in Europe, Canada and Japan. The strengthening of the dollar in 1998, relative to the European and Japanese currencies, negatively affected 1998 international revenue by approximately $883,000, including $550,000 from the Japanese yen. Since most of the Company's international operating expenses were incurred in foreign currencies, the net impact of exchange rate fluctuations on income from operations was considerably less than the impact on revenue. If the U.S. dollar continues to strengthen in 1999 relative to the European, Canadian and Japanese currencies, the Company's international revenue will be negatively impacted, which could have a material adverse effect on the Company's consolidated results of operations. The strengthening of the dollar in 1997, relative to the European and Japanese currencies, negatively affected 1997 international revenue by approximately $1.2 million.

         Revenue from automotive-related customers accounted for approximately 54.7%, 50.5% and 48.1% of the Company's total revenue in 1998, 1997 and 1996, respectively. No customer accounted for greater than 10% of the Company's total revenue in 1998. Sales to Ford Motor Company accounted for approximately 10.6% and 11.8% of the Company's total revenue in 1997 and 1996, respectively. No other customer accounted for greater than 10% of the Company's total revenue in 1997 and 1996.

    Software licenses revenue consists primarily of license fees for the Company's software products and, to a lesser extent, license fees from third party software products licensed through the Company's European and Canadian subsidiaries. Software licenses revenue grew 13.9% over 1997 to approximately $19.7 million in 1998. The increase resulted from a higher volume of software licenses sold worldwide, primarily from third party products. In 1997, software licenses revenue grew 18.3% over 1996 to approximately $17.3 million. Revenue from third-party products accounted for $2.6 million in revenue in 1998, or 7.1% of total revenue, compared to $678,000, or 2.2% of total revenue, in 1997.

    Services revenue consists primarily of revenue from software maintenance agreements and professional services, including consulting, training and funded research and development. Total services revenue grew 30.8% over 1997 to approximately $16.9 million in 1998. The overall increase in services revenue reflects the Company's continued emphasis on providing total solutions to its customers. Software maintenance revenue grew 23.8% in 1998 to $5.9 million, while professional services revenue grew 37.8% in 1998 to $10.9 million. Total services revenue grew 19.8% over 1996 to approximately $12.9 million in 1997. Both the software maintenance and the professional service components of services revenue experienced solid growth in 1997. Software maintenance revenue totaled $4.8 million in 1997, a 16.9% increase over 1996. Professional services revenue totaled $7.9 million in 1997, a 23.3% increase over 1996.

   COST OF REVENUE

In thousands                                 1998        % CHANGE         1997         % CHANGE         1996
---------------------------------------- ------------- -------------- -------------- -------------- -------------
Cost of software licenses...........       $   2,479       213.4%       $     791         30.5%       $     606
  Gross profit margin on software
    licenses revenue................           87.4%                        95.4%                         95.8%

Cost of services....................       $   9,581        35.6%       $   7,066         14.3%       $   6,183
  Gross profit margin on services
    revenue.........................           43.4%                        45.4%                         42.7%

    Cost of software licenses includes software royalty fees, media costs, payroll and other costs attributable to software documentation and distribution, and an allocation of depreciation, utilities and other overhead expenses incurred by the Company. Cost of software licenses revenue increased 213.4% from 1997 to approximately $2.5 million in 1998. The increase was primarily due to additional royalties paid to third parties whose products are licensed through the Company's European and Canadian subsidiaries, and, to a lesser extent, additional royalties paid to third parties whose products are embedded in the Company's ADAMS software. In 1997, cost of software licenses revenue increased 30.5% from 1996 to approximately $791,000. The $185,000 absolute dollar increase was primarily due to additional royalties paid to third parties whose products are embedded in the Company's ADAMS software.

    Gross profit margin on software licenses revenue was 87.4%, 95.4% and 95.8% during the years ended December 31, 1998, 1997 and 1996, respectively. The decline in gross profit margin during 1998, as compared to 1997, was due to the increased sales of third party software products compared to sales of the Company's software products.

    Cost of services includes payroll and overhead expenses attributable to hotline support, consulting, training and funded research and development. Cost of services revenue grew 35.6% over 1997 to approximately $9.6 million in 1998. In 1997, cost of services revenue grew 14.3% over 1996 to approximately $7.1 million. The increases resulted from the hiring of additional employees to support the growth in services provided to the Company's customers during 1998 and 1997.

    Gross profit margin on services revenue was 43.4%, 45.4% and 42.7% during the years ended December 31, 1998, 1997 and 1996, respectively. The decline in gross profit margin during 1998, as compared to 1997, was primarily due to the increased professional services revenue as a percentage of total services revenue. Historically, professional services revenue has generated lower profit margins than revenue from software maintenance agreements.

   OPERATING EXPENSES

In thousands                                 1998        % CHANGE         1997         % CHANGE         1996
---------------------------------------- ------------- -------------- -------------- -------------- -------------
Sales and marketing.................       $  14,245        22.3%       $  11,644         21.1%       $   9,612
  % of total revenue................           38.9%                        38.6%                         37.9%

Research and development............       $   5,265        11.3%       $   4,729         29.7%       $   3,647
  % of total revenue................           14.4%                        15.7%                         14.4%

General and administrative..........       $   3,472         8.4%       $   3,202         17.0%       $   2,736
  % of total revenue................            9.5%                        10.6%                         10.8%

Goodwill amortization...............       $     341       227.9%       $     104          8.3%       $      96
  % of total revenue................            0.9%                         0.3%                           --

Acquisition-related costs and
  non-recurring charges.............       $   1,748         3.4%       $   1,690         --          $     --
  % of total revenue................            4.8%                         5.6%                           --

    Sales and marketing expenses include costs associated with the Company's sales channels, such as personnel, commissions, sales office costs, travel, promotional events, sales order processing, including license administration and order fulfillment, and advertising and public relations programs. Sales and marketing expenses also include an allocation of overhead expenses incurred by the Company. The absolute dollar increases in sales and marketing expenses in 1998 and 1997 resulted from the Company's continued expansion of its worldwide sales and marketing organization, as well as the increase in commissions paid on the higher level of revenue. During 1998, the number of employees in sales and marketing increased from 75 to 93. The Company expects to continue to expand its sales organization in the future to meet the growing demand for its products and services.

    Research and development expenses include all payroll costs attributable to research and development activities. Research and development expenses also include an allocation of overhead expenses incurred by the Company. The absolute dollar increases in research and development expenses in 1998 and 1997 primarily resulted from an increase in personnel and related costs in support of expanded product development efforts. Funded research and development expenses, which are not included in research and development expenses but are included in cost of services revenue, were 0.7%, 2.7% and 3.6%, of total revenue in 1998, 1997 and 1996, respectively. The majority of the revenue received and expenses incurred for funded research and development was directly related to projects associated with the ongoing development of the Company's content-rich software products, including ADAMS/Car and ADAMS/Rail. The Company intends to continue to invest significant resources in research and development in the future.

    General and administrative expenses include the cost of salaries, employee benefits and other payroll costs associated with the Company's finance, accounting, human resources, information systems and executive management functions. General and administrative expenses also include an allocation of overhead expenses incurred by the Company. General and administrative expenses grew 8.4% over 1997 to approximately $3.5 million in 1998, in support of the Company's growing operations worldwide. General and administrative expenses grew 17.0% over 1996 to approximately $3.2 million in 1997. The Company expects general and administrative expenses to increase in absolute dollars in the future. However, these expenses may vary as a percentage of total revenue from period to period.

    Goodwill amortization includes the amortization of purchase price in excess of net assets on the Company's acquisitions. Goodwill amortization increased 227.9% in 1998, as compared to 1997, due to increased goodwill associated with the Company's 1998 and 1997 acquisitions. The Company amortizes goodwill over the periods estimated to be benefited from the acquisitions, after considering such factors as demand, competition, service lives of employees and expected actions of competitors. Goodwill amortization increased 8.3% in 1997, as compared to 1996, due to increased goodwill associated with the acquisition of StatDesign, Inc. ("StatDesign") in October 1997.

    Acquisition-related costs and non-recurring charges were approximately $1.7 million in each of the years ending December 31, 1998 and 1997, and consist primarily of the write-off of purchased in-process research and development ("R&D") associated with the Company's acquisitions in these years. In each acquisition, the value assigned to purchased in-process R&D was determined by an independent appraisal of the acquired company's assets, both tangible and intangible. The portion of the aggregate purchase price assigned to in-process R&D was determined by identifying research projects for which technological feasibility had not yet been established. The appraisals considered such factors as the estimated percent complete of each project in process at the date of acquisition, the estimated remaining costs to develop the in-process R&D into commercially viable products and the estimated discounted net future cash flows from such products. If the Company were unable to complete the R&D projects in a timely manner or lost key personnel from the acquired companies, revenue and operating income in future periods could be adversely impacted. These acquisitions are discussed below and the related accounting treatment is summarized in Note 2 of Notes to Consolidated Financial Statements.

    In November 1998, the Company acquired certain technology from the University of Iowa and recorded a non-recurring charge to operations of $400,000 for the write-off of purchased in-process R&D. The purchase price was allocated to in-process R&D as the software had not reached technological feasibility and no other tangible or intangible assets were identified. The technology acquired consisted of component-level durability sensitivity analysis technology. Significant projects in process at the date of acquisition included further development of this technology and integration with the Company's ADAMS software to provide system-level durability design sensitivity prediction capabilities. Since the acquisition, the Company, along with scientists from the University of Iowa, have developed a plan to jointly enhance and integrate the University's technology with that of the Company's such that a commercial product is expected to be available for release in the second half of the year 2000. Costs associated with the completion of these projects have, thus far, been consistent with the Company's expectations as of the acquisition date.

    In August 1998, the Company acquired certain assets of HGE and recorded a non-recurring charge to operations of $203,000 for the write-off of purchased in-process R&D. The technology consisted of a metal stamping analysis program that simulates strain in thin metal sheets. Significant projects in process at the date of acquisition included the incorporation of springback functionality into the acquired company's technology. Springback is a term used to describe how a material's elasticity relaxes after it has been bent. The value of the in-process R&D was appraised using the income approach, and involved the following assumptions: the net cash inflows from the in-process R&D commencing in the second half of the year 2000, operating expenses consistent with historical levels and a risk-adjusted discount rate of 32.5%. Incorporation of the springback technology is in the development stages. Costs associated with the completion of the project are expected to be consistent with the assumptions used in the valuation.

    In January 1998, the Company acquired DTI Asia Pte. Ltd. ("DTI") and recorded a non-recurring charge to operations of $980,000 for the write-off of purchased in-process R&D. DTI was a start-up company, established in 1994, and consisted of four employees located on three continents whose time was primarily dedicated to developing motion simulation technology for the mid-range CAD market. Significant projects in process at the date of acquisition included: (1) integrating the Company's ADAMS solution engine with the acquired company's existing technology; (2) developing advanced "wizards" to increase ease of use; and (3) adding finite element analysis capabilities. The value of the in-process R&D was appraised using the milestone approach, and involved the following assumptions: the net cash inflows from the in-process R&D commencing in the fourth quarter of 1998, operating expenses consistent with historical levels and a risk-adjusted discount rate of 35.0%. Since the acquisition, the Company has completed integration of the ADAMS solution engine and released a new version of the acquired company's product line featuring increased ease of use. Costs associated with the completion of these projects were consistent with the assumptions used in the valuation.

    In October 1997, the Company acquired StatDesign and recorded a non-recurring charge to operations of $1.7 million for the write-off of purchased in-process R&D. Established in 1992, StatDesign provided design of experiments ("DOE") technology, custom graphical user interfaces, and consulting services for product design and development. DOE methods allow users to run a battery of simulations on a mechanical system design to determine the effects of multiple design or manufacturing variations on system performance and behavior. Significant projects in process at the date of acquisition included improvements to simulation, enhancement of modeling technology, added suspension capability, added powertrain capability, enhanced graphics and user interface and the modulization of post-processing functions. Completion of these projects has involved significantly enhancing, or, in some cases, reconstructing the internal architecture of the existing technology to achieve the desired performance guidelines and generalizing the technology to appeal to a broader customer base. The value of the in-process R&D was appraised using the income approach, and involved the following assumptions: the net cash inflows from the in-process R&D commencing in the second half of 1998, operating expenses consistent with historical levels and a risk-adjusted discount rate of 32.5%. Since the acquisition, the Company has successfully broadened the former user base of StatDesign's technology through significant progress on the projects listed above. Costs associated with the completion of these projects were consistent with the assumptions used in the valuation.

   OTHER INCOME, NET

In thousands                                 1998        % CHANGE         1997         % CHANGE         1996
---------------------------------------- ------------- -------------- -------------- -------------- -------------
Other income, net.....................        $ 828            4.7%        $ 791            47.6%        $ 536
  % of total revenue..................          2.3%                         2.6%                          2.1%

    Other income, net consists of net interest income (expense), foreign currency transaction gain (loss) and gain (loss) on the disposal of property and equipment. Net interest income was $828,000, $953,000, and $556,000 in 1998, 1997 and 1996, respectively. The decline in interest income in 1998, compared to 1997, was due to lower cash and cash equivalents balances primarily as a result of cash paid for the Company's 1998 and 1997 acquisitions. Interest income increased significantly in 1997, primarily as a result of twelve months of interest earned on the $17.8 million in net proceeds raised from the Company's initial public offering in May 1996. Foreign currency transaction gain (loss) amounted to $64,000, ($129,000) and ($31,000) in 1998, 1997 and 1996,
respectively. Gain (loss) on the disposal of property and equipment was ($64,000), ($33,000) and $11,000 in 1998, 1997 and 1996, respectively.

   PROVISION FOR INCOME TAXES

    The Company's effective income tax rates were 176.1%, 57.9% and 31.9% for 1998, 1997 and 1996, respectively. The differences between the consolidated tax provision and the income tax provision calculated at the United States federal statutory rate are summarized in Note 4 of Notes to Consolidated Financial Statements. In 1998 and 1997, the difference between the effective and statutory federal rate was primarily due to the non-deductibility of the expense associated with purchased in-process research and development on certain acquisitions. These unfavorable differences were partially offset by the benefit of the Company's foreign sales corporation, and the benefit of tax-exempt interest income. Excluding the acquisition-related charges, the Company's effective tax rate for 1998 and 1997 would have been 29.6% and 29.5%.

   MINORITY INTEREST IN NET INCOME (LOSS) OF SUBSIDIARIES

    In April 1997, the Company established a Japanese subsidiary, Mechanical Dynamics Japan K.K. ("MDI-Japan"), through a joint venture agreement with ISI-Dentsu of Tokyo, Japan, the distributor of the Company's software in Japan. Minority interest in net income (loss) of subsidiaries of $10,000 in 1998 and ($5,000) in 1997 represents ISI-Dentsu's 34% interest in the net income (loss) of MDI-Japan.

   EMPLOYEES

    The number of the Company's worldwide employees increased 20.9% to 283 at December 31, 1998, compared with 234 at December 31, 1997. Reflected in this increase are new employees who joined the Company as a result of the Company's acquisitions of DTI and HGE in 1998. Absent the impact of the acquisitions, employment increased to support the Company's growing operations worldwide.

   YEAR 2000 COMPLIANCE

    The Year 2000 issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors. The Company has assessed and identified risks in four areas of its business and has developed a plan for Year 2000 information systems compliance in each. The areas are: (1) the Company's products, including third party software embedded in the Company's products, (2) business management and accounting systems, (3) computing and communications infrastructure, and (4) the Company's suppliers.

    Since the Company's products perform few date processing tasks, there is not a significant risk of a material disruption as a result of the Year 2000. The Company has completed testing on current versions of the Company's primary products, including the software delivery and license systems of the products. No areas of non-compliance were noted which required modification to the Company's software. The Company's product development group is currently adding Year 2000 readiness to its quality assurance process for all products to ensure no Year 2000 problems are introduced during the development of software and maintenance activities. The Company's primary business management and accounting systems were replaced by the Company effective January 1999. The cost of the new systems, including certain hardware upgrades, was approximately $150,000. These systems are based on third-party products that have been certified for Year 2000 compliance. The Company's computing and communications infrastructure is currently being reviewed. An inventory of all infrastructure components has been established. All critical components of the infrastructure will be migrated to Year 2000 readiness by the third quarter of 1999. A list of key suppliers to the Company has been developed. Key suppliers have been contacted and are being asked to show adequate readiness or alternate vendors will be identified.

    The Company does not expect that the costs to address its Year 2000 needs will be material to its consolidated financial position or results of operations. While the Company believes that its efforts to address Year 2000 issues for which it is responsible should be successful, it is possible that there will be undetected errors or defects associated with Year 2000 date functions in the Company's products and internal systems or those of its key suppliers. If this should occur, it is possible that the Company could be involved in litigation. Further, although the Company does not believe that it has any obligation to continue to support prior versions of its products after the termination of maintenance contracts covering those products, nor any obligation to make prior versions of its products, including custom applications written by the Company, Year 2000 compliant, it is possible that its customers may take a contrary position and initiate litigation. Because of the unprecedented nature of litigation in this area, it is uncertain how the Company may be affected by it. In the event of such litigation or the occurrence of one or more problems associated with Year 2000 compliance, the Company's business, financial condition, or results of operations could be materially adversely affected.

   EURO CONVERSION

    In January 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the Euro, making the Euro their common legal currency on that date. There will be a transition period from January 1, 1999 to January 1, 2002, during which the old currencies will remain legal tender in the participating countries as denominations of the Euro. During the transition period, public and private parties may pay for goods and services using either the Euro or the participating country's former currency. Conversion rates, however, will no longer be computed directly from one former currency to another.

    The Company is currently evaluating the business implications of conversion to the Euro, including technical adaptation of information technology and other systems to accommodate Euro-denominated transactions, long-term competitive implications of the conversion, and the effect on market risk with respect to financial instruments. At this time, the Company does not expect that the Euro's introduction will have a material impact on its results of operations during or after the transition period.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $16.8 million at December 31, 1998, compared to $20.3 million at December 31, 1997. The decrease in cash and cash equivalents of $3.4 million was primarily due to the $2.3 million in cash used for capital expenditures; $2.0 million in cash used in the acquisition of HGE in August 1998; $563,000 in cash used in the acquisition of DTI; and $400,000 in cash used to purchase certain technology from the University of Iowa. These decreases were partially offset by the $921,000 in cash generated from operations in 1998 and $402,000 in proceeds from stock issued by the Company during 1998.

    At December 31, 1998, the Company's principal commitments consisted of obligations under operating leases for facilities and equipment, including approximately $1.7 million in payments due under noncancelable operating leases during 1999. The Company had no borrowings under long-term debt arrangements at December 31, 1998.

    In November 1998, the Board of Directors authorized management of the Company to repurchase up to 500,000 shares of the Company's common stock. No shares have been repurchased to date.

    In December 1998, the Company entered into an agreement with its principal bank for an unsecured $4.0 million line of credit. No borrowings were outstanding under this agreement as of December 31, 1998. The Company's subsidiaries in Italy, Sweden, and France also have line of credit and overdraft facilities that provide for aggregate borrowing availability of approximately $260,000. Approximately $105,000 in borrowings were outstanding under these facilities as of December 31, 1998.

    In November 1998, the Company formed a strategic partnership with the University of Iowa in which component-level durability sensitivity analysis technology developed by the University will be integrated with the Company's ADAMS virtual prototyping software to provide system-level durability design sensitivity analysis capabilities. The Company paid $400,000 to the University for an exclusive perpetual license to jointly develop and market this technology. See Note 2 of Notes to Consolidated Financial Statements.

    In August 1998, the Company acquired the Design Analysis Group and certain other assets of HGE, an engineering software and services firm focusing on the aerospace industry. The aggregate purchase price of approximately $2.2 million consisted principally of cash. See Note 2 of Notes to Consolidated Financial Statements.

    In January 1998, the Company acquired 100% of the outstanding capital stock of DTI, a provider of mechanical design simulation software embedded in the AutoCAD and Mechanical Desktop product lines from Autodesk, Inc. The aggregate purchase price of approximately $1.7 million consisted of $563,000 in cash and 142,540 shares of the Company's common stock valued at approximately $1.1 million. See Note 2 of Notes to Consolidated Financial Statements.

    Long-term cash requirements, other than for normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, financing growth, repurchases of the Company's common stock and the possible acquisition of software products, technologies and businesses complementary to the Company's business. The Company believes that cash flows from operations, together with existing cash balances, and available borrowings will be adequate to meet the Company's cash requirements for working capital, capital expenditures and stock repurchases for the next twelve months and the foreseeable future. The Company has not paid dividends during the period 1996 through 1998 and intends to continue its policy of retaining earnings to finance future growth.

NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, the Company selectively uses financial instruments. The Company does not hold or issue financial instruments for trading purposes.

   FOREIGN CURRENCY

    The Company, at various times, enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes. In general, the Company uses forward exchange contracts to hedge against large, selective transactions that present the most exposure to exchange rate fluctuations. At December 31, 1998, the Company had forward foreign currency exchange contracts of $1.2 million (notional amounts). The contracts outstanding at December 31, 1998 mature through June 7, 1999 and are intended to hedge various foreign currency commitments due from foreign subsidiaries and the Company's distributors. Due to the short-term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amount at December 31, 1998. The Company did not engage in hedging activities prior to 1998.

    Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposures. The Company conducts business in approximately seven foreign currencies, predominantly Japanese yen, German marks and British pounds. A hypothetical 10% appreciation of the U.S. dollar from December 31, 1998 market rates would increase the unrealized value of the Company's existing forward contracts at December 31, 1998 by $105,000. Conversely, a hypothetical 10% depreciation of the U.S. dollar from December 31, 1998 market rates would decrease the unrealized value of the Company's forward contracts by $129,000. In either scenario, the gains and losses on the forward contracts are largely offset by the gains or losses on the underlying transactions.

   INTEREST RATES

    The Company maintains its cash and cash equivalents in highly liquid investments with maturities of 90 days or less. The Company has the ability to hold its fixed income investments to maturity, and therefore would not expect its operating results or cash flows to be affected to any significant degree by the effect of a hypothetical 10% change in market interest rates on its cash and cash equivalents.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Mechanical Dynamics, Inc.:

    We have audited the accompanying consolidated balance sheets of MECHANICAL DYNAMICS, INC. (a Michigan corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mechanical Dynamics, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



                                                     /s/ ARTHUR ANDERSEN LLP

Detroit, Michigan,
January 29, 1999

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997


In thousands, except share data                                                               1998           1997
--------------------------------------------------------------------------------------------------------------------
                                          ASSETS
Current assets:
   Cash and cash equivalents .......................................................        $ 16,843        $ 20,261
   Accounts receivable, net of allowance for doubtful accounts of $261 and $235 ....           9,893           8,000
   Prepaid and deferred expenses ...................................................           1,873           1,206
                                                                                            --------        --------
       Total current assets ........................................................          28,609          29,467
                                                                                            --------        --------
Property and equipment, net of accumulated depreciation of $3,551 and $2,314 .......           3,674           2,887
Goodwill, net of accumulated amortization of $695 and $354 .........................           3,820           1,498
Other assets .......................................................................             144             295
                                                                                            --------        --------
                                                                                            $ 36,247        $ 34,147
                                                                                            ========        ========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Borrowings under line of credit .................................................        $    105        $     45
   Accounts payable ................................................................           1,781           1,474
   Accrued compensation ............................................................           1,579           1,461
   Other accrued expenses ..........................................................           1,965           2,273
   Deferred revenue ................................................................           4,745           4,462
                                                                                            --------        --------
       Total current liabilities ...................................................          10,175           9,715
                                                                                            --------        --------
Minority interest ..................................................................             472             462
                                                                                            --------        --------
Shareholders' equity:
   Common stock, no par value, 15,000,000 shares authorized, 6,225,206 and 5,984,061
     shares issued and outstanding in 1998 and 1997, respectively ..................          22,332          20,838
   Preferred stock, no par value, 1,000,000 shares authorized, 0 shares issued and
     outstanding ...................................................................              --              --
   Retained earnings ...............................................................           3,073           3,290
   Cumulative translation adjustment ...............................................             195            (158)
                                                                                            --------        --------
       Total shareholders' equity ..................................................          25,600          23,970
                                                                                            --------        --------
                                                                                            $ 36,247        $ 34,147
                                                                                            ========        ========

  The accompanying notes are an integral part of these consolidated statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


In thousands, except share and per share data                    1998                1997                1996
-----------------------------------------------------------------------------------------------------------------
Revenue:
   Software licenses .................................        $    19,659         $    17,258         $    14,590
   Services ..........................................             16,916              12,933              10,793
                                                              -----------         -----------         -----------
       Total revenue .................................             36,575              30,191              25,383
                                                              -----------         -----------         -----------
Cost of revenue:
   Software licenses .................................              2,479                 791                 606
   Services ..........................................              9,581               7,066               6,183
                                                              -----------         -----------         -----------
       Total cost of revenue .........................             12,060               7,857               6,789
                                                              -----------         -----------         -----------
Gross profit .........................................             24,515              22,334              18,594
                                                              -----------         -----------         -----------
Operating expenses:
   Sales and marketing ...............................             14,245              11,644               9,612
   Research and development ..........................              5,265               4,729               3,647
   General and administrative ........................              3,472               3,202               2,736
   Goodwill amortization .............................                341                 104                  96
   Acquisition-related costs and non-recurring charges              1,748               1,690                  --
                                                              -----------         -----------         -----------
       Total operating expenses ......................             25,071              21,369              16,091
                                                              -----------         -----------         -----------
Operating income (loss) ..............................               (556)                965               2,503
Other income, net ....................................                828                 791                 536
                                                              -----------         -----------         -----------
Income before income taxes and minority interest .....                272               1,756               3,039
Provision for income taxes ...........................                479               1,017                 968
                                                              -----------         -----------         -----------
Income (loss) before minority interest ...............               (207)                739               2,071
Minority interest in net income (loss) of subsidiaries                 10                  (5)                 --
                                                              -----------         -----------         -----------
Net income (loss) ....................................        $      (217)        $       744         $     2,071
                                                              ===========         ===========         ===========

Basic net income (loss) per common share .............        $     (0.04)        $      0.13         $      0.42
                                                              ===========         ===========         ===========
Weighted average common shares .......................          6,186,469           5,805,936           4,990,215
                                                              ===========         ===========         ===========

Diluted net income (loss) per common share ...........        $     (0.04)        $      0.13         $      0.41
                                                              ===========         ===========         ===========
Weighted average common and common equivalent shares .          6,186,469           5,867,753           5,070,028
                                                              ===========         ===========         ===========

  The accompanying notes are an integral part of these consolidated statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                 CONVERTIBLE     CLASS A & B     ADDITIONAL
                                                     COMMON       PREFERRED     COMMON STOCK       PAID-IN       RETAINED
In thousands, except share data                      STOCK          STOCK       AND WARRANTS       CAPITAL       EARNINGS
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995.............          $    --        $  265        $     458          $   114      $    475
  Net income.............................               --           --               --              --           2,071
  Foreign currency translation adjustment               --           --               --              --             --
  Issuance of 11,250 shares of Class B
   common stock..........................               --           --               --                3            --
  Exercise of Class A common stock
   warrants and issuance of 81,060 shares
   of Class A common stock...............               --           --              (449)            509            --
  Conversion of 354,932 shares of
   Convertible preferred stock into
   484,758 shares of Class A common stock               --          (265)               2             263            --
  Conversion of 1,178,865 shares of Class
   B common stock and 2,700,772 shares of
   Class A common stock into 3,879,637
   shares of no par common stock.........               900          --               (11)           (889)           --
  Termination of redemption privileges for
   86,486 shares of redeemable common stock             692          --               --              --             --
  Issuance of 1,880,798 shares of common             17,991          --               --              --             --
   stock.................................
  Collections on subscriptions receivable               --           --               --              --             --
                                                   --------       ------        ---------          ------       --------
Comprehensive income.....................

Balance at December 31, 1996.............            19,583          --               --              --           2,546
  Net income.............................               --           --               --              --             744
  Foreign currency translation adjustment               --           --               --              --             --
  Termination of redemption privileges for
   20,843 shares of redeemable common stock             167          --               --              --             --
  Issuance of 223,626 shares of common                1,088          --               --              --             --
   stock.................................          --------       ------        ---------          ------       --------
Comprehensive income.....................

Balance at December 31, 1997.............            20,838          --               --              --           3,290
  Net loss...............................               --           --               --              --            (217)
  Foreign currency translation adjustment               --           --               --              --             --
  Issuance of 241,145 shares of common                1,494          --               --              --             --
   stock.................................          --------       ------        ---------          ------       --------
Comprehensive income.....................

Balance at December 31, 1998.............          $ 22,332       $  --         $     --           $  --        $  3,073
                                                   ========       ======        =========          ======       ========


                                                                       CUMULATIVE
                                                    SUBSCRIPTIONS     TRANSLATION                     COMPREHENSIVE
In thousands, except share data                      RECEIVABLE        ADJUSTMENT          TOTAL          INCOME
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995.............               $ (10)          $    32          $   1,334
  Net income.............................                 --                --               2,071       $ 2,071
  Foreign currency translation adjustment                 --                 24                 24            24
  Issuance of 11,250 shares of Class B
   common stock..........................                 --                --                   3
  Exercise of Class A common stock
   warrants and issuance of 81,060 shares
   of Class A common stock...............                 --                --                  60
  Conversion of 354,932 shares of
   Convertible preferred stock into
   484,758 shares of Class A common stock                 --                --                 --
  Conversion of 1,178,865 shares of Class
   B common stock and 2,700,772 shares of
   Class A common stock into 3,879,637
   shares of no par common stock.........                 --                --                 --
  Termination of redemption privileges for
   86,486 shares of redeemable common stock               --                --                 692
  Issuance of 1,880,798 shares of common                  --                --              17,991
   stock.................................
  Collections on subscriptions receivable                  10               --                  10
                                                        -----           -------          ---------       -------
Comprehensive income.....................                                                                $ 2,095
                                                                                                         =======
Balance at December 31, 1996.............                 --                 56             22,185
  Net income.............................                 --                --                 744       $   744
  Foreign currency translation adjustment                 --               (214)              (214)         (214)
  Termination of redemption privileges for
   20,843 shares of redeemable common stock               --                --                 167
  Issuance of 223,626 shares of common                    --                --               1,088
   stock.................................               -----           -------          ---------       -------
Comprehensive income.....................                                                                $   530
                                                                                                         =======
Balance at December 31, 1997.............                 --               (158)            23,970
  Net loss...............................                 --                --                (217)      $  (217)
  Foreign currency translation adjustment                 --                353                353           353
  Issuance of 241,145 shares of common                    --                --               1,494
   stock.................................               -----           -------          ---------       -------
Comprehensive income.....................                                                                $   136
                                                                                                         =======
Balance at December 31, 1998.............               $ --            $   195          $  25,600
                                                        =====           =======          =========

  The accompanying notes are an integral part of these consolidated statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


In thousands                                                                     1998            1997            1996
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss) .................................................        $   (217)        $    744         $  2,071
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Acquisition-related costs and non-recurring charges .............           1,748            1,690               --
     Depreciation and amortization ...................................           1,726              968              603
     (Gain) loss on disposal of assets ...............................              64               33              (11)
     Minority interest in net income (loss) of subsidiaries ..........              10               (5)              --
     Changes in assets and liabilities, net of effect of acquisitions:
       Accounts receivable ...........................................          (2,245)          (2,304)            (548)
       Prepaid and deferred expenses .................................            (273)             (22)            (179)
       Other assets ..................................................             117              (45)              19
       Accounts payable ..............................................             452              499              102
       Accrued expenses ..............................................            (134)             580              200
       Deferred revenue ..............................................            (327)             551              (19)
                                                                              --------         --------         --------
         Net cash provided by operating activities ...................             921            2,689            2,238
                                                                              --------         --------         --------

Cash flows from investing activities:
   Purchases of property and equipment ...............................          (2,250)          (2,177)            (866)
   Purchase of technology from the University of Iowa ................            (400)              --               --
   Acquisition of DTI Asia Pte. Ltd., net of cash acquired ...........            (563)              --               --
   Acquisition of certain assets of HGE, Inc., net of cash acquired ..          (2,040)              --               --
   Acquisition of StatDesign Inc., net of cash acquired ..............              --           (1,374)              --
                                                                              --------         --------         --------
         Net cash used in investing activities .......................          (5,253)          (3,551)            (866)
                                                                              --------         --------         --------

Cash flows from financing activities:
   Proceeds from issuance of common stock ............................             402              220           18,054
   Net borrowings (payments) under line of credit agreements .........              60               --              (37)
   Minority investment in consolidated subsidiary and other ..........              --              467               10
                                                                              --------         --------         --------
         Net cash provided by financing activities ...................             462              687           18,027
                                                                              --------         --------         --------
Effect of exchange rate changes on cash ..............................             452             (134)              30
                                                                              --------         --------         --------
Net increase (decrease) in cash ......................................          (3,418)            (309)          19,429
Cash at beginning of year ............................................          20,261           20,570            1,141
                                                                              --------         --------         --------
Cash at end of year ..................................................        $ 16,843         $ 20,261         $ 20,570
                                                                              ========         ========         ========


Supplemental schedule of non-cash investing and financing activities: Details of acquisitions:

                                                                                 DTI            STATDESIGN
                                                                                 ---            ----------
Net assets (liabilities), excluding cash acquired                              $   (59)         $    22
Purchase price in excess of net assets acquired .                                  734              530
Purchased in-process research and development ...                                  980            1,690
Common stock issued .............................                               (1,092)            (868)
                                                                               -------          -------
    Net cash used ...............................                              $   563          $ 1,374
                                                                               =======          =======


                                                                               HGE, INC.
                                                                               ---------
Net liabilities, excluding cash acquired ......                                $  (118)
Purchase price in excess of net assets acquired                                  1,955
Purchased in-process research and development .                                    203
                                                                               -------
    Net cash used .............................                                $ 2,040
                                                                               =======

  The accompanying notes are an integral part of these consolidated statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Description of Business

    Mechanical Dynamics, Inc. (the "Company") and its subsidiaries develop, market and support virtual prototyping software and provide consulting, training, and maintenance services to the automotive, aerospace, defense, rail, general machinery and other industries on a worldwide basis.

   Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    In August 1998, the Company established a Canadian subsidiary, Mechanical Dynamics Ltd. ("MDI-Canada"). Immediately following its formation, MDI-Canada acquired the Design Analysis Group and certain other assets of H.G.E. Inc. (see
Note 2).

    In April 1997, the Company established a Japanese subsidiary, Mechanical Dynamics Japan K.K. ("MDI-Japan"), through a joint venture agreement with Information Services International-Dentsu, Ltd. ("ISI-Dentsu") of Tokyo, Japan, the distributor of the Company's software in Japan. The Company owns 66% of MDI-Japan, while ISI-Dentsu owns a 34% minority interest.

   Foreign Currency

    The financial statements of international subsidiaries are translated using exchange rates in effect at period end for assets and liabilities and at average rates during the period for results of operations. The resulting foreign currency translation adjustments are reflected as a separate component of shareholders' equity. Foreign currency transaction gain (loss) amounted to $64,000, ($129,000) and ($31,000) in 1998, 1997 and 1996, respectively, and is included in other income, net in the accompanying consolidated statements of income.

   Revenue

    Software licenses revenue consists primarily of license fees for the Company's software products and, to a lesser extent, license fees from other companies' software products licensed through the Company's European and Canadian subsidiaries. Revenue under paid-up software licensing agreements, including licenses generated through distributors, is recognized when a customer contract is fully executed and the software is delivered. Revenue under annual software licensing arrangements is deferred and amortized over the terms of the agreements. In either instance, revenue is recognized only when no significant remaining obligations to the customer exist.

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

   Cash and Cash Equivalents

    The Company considers all highly liquid investments with initial maturities of 90 days or less to be cash equivalents.

   Property and Equipment

    Property and equipment is stated at cost. Office furniture and equipment is depreciated using accelerated or straight-line methods over estimated useful lives of three to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the respective asset's life or the life of the related lease, generally ten years. Property and equipment consists primarily of office furniture and equipment.

   Goodwill

    Goodwill represents the unamortized cost in excess of fair value of net assets acquired and is amortized on a straight-line basis over five to fifteen years. On an ongoing basis, management reviews the valuation and amortization of goodwill. As part of this review, the Company considers the value of projected future undiscounted cash flows attributable to the acquired operations in evaluating potential impairment.

   Fair Value of Financial Instruments and Concentration of Credit Risk

    The Company, at various times, enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. Gains and losses on the forward contracts are recognized concurrently with the gains and losses from the underlying transactions. The forward exchange contracts used are classified as "held for purposes other than trading." The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes. At December 31, 1998, the Company had forward foreign currency exchange contracts of $1.2 million (notional amounts). The contracts outstanding at December 31, 1998 mature through June 7, 1999 and are intended to hedge various foreign currency commitments due from the Company's foreign subsidiaries and international distributors. The fair value of the outstanding contracts is not materially different from their notional amount at December 31, 1998. The Company did not engage in hedging activities prior to 1998.

    Other financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of accounts receivable. The Company's accounts receivable are concentrated in global automotive-related companies, other manufacturers and the

Company's international distributor network. The Company generally does not require collateral upon delivery of its products.

   Net Income (Loss) Per Common Share

    Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." All prior period per share data presented has been restated to conform to this new statement. The following table reconciles the weighted average number of shares in the basic net income
(loss) per common share calculation to the number of shares in the diluted net income (loss) per common share calculation:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                             1998           1997         1996
----------------------------------------------------------------------------------------------------------------
 Weighted average common shares used in basic net income (loss) per
    common share...................................................        6,186,469     5,805,936    4,990,215
    Effect of stock options........................................              --         61,817       79,813
                                                                           ---------     ---------    ---------
 Weighted average common and common equivalent shares used in
    diluted net income (loss) per common share.....................        6,186,469     5,867,753    5,070,028
                                                                           =========     =========    =========

    For the year ended December 31, 1998, the dilutive effect of stock options outstanding for the purchase of 95,020 shares was not included in the net income
(loss) per common share calculation because doing so would have been anti-dilutive.

   Comprehensive Income

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. The difference between net income (loss), as reported in the accompanying consolidated statements of income, and comprehensive income is the foreign currency translation adjustment for the respective periods. The accumulated other comprehensive income (loss) consists solely of the cumulative translation adjustment as presented in the accompanying consolidated balance sheets.

   Stock-Based Compensation

    The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount the employee must pay to acquire the stock in the accompanying consolidated statements of income. As supplemental information, the Company has provided pro forma disclosure of the fair value at the date of grant of stock options granted during 1998 and 1997 in Note 5, in accordance with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

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

   New Accounting Pronouncements

    Effective January 1, 1998, the Company adopted Statement of Position 97-2, "Software Revenue Recognition," which provides guidance on recognizing revenue on software transactions. The implementation of this statement did not have an effect upon the Company's consolidated financial statements or its existing revenue recognition policies.

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

   Reclassifications

    Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the 1998 presentation.

(2) ACQUISITIONS

    In November 1998, the Company formed a strategic partnership with the University of Iowa in which component-level durability sensitivity analysis technology developed by the University was acquired and will be integrated with the Company's ADAMS virtual prototyping software to provide system-level durability design sensitivity analysis capabilities. In connection with the transaction, the Company reported a non-recurring charge to operations in 1998 of $400,000, associated with the write-off of in-process research and development acquired from the University. The purchase price was allocated to in-process research and development as the software had not reached technological feasibility and no other tangible or intangible assets were identified.

    In August 1998, the Company acquired the Design Analysis Group and certain other assets of H.G.E. Inc. ("HGE"), an engineering software and services firm based in Toronto, Ontario, Canada. The aggregate purchase price of approximately $2.2 million consisted principally of cash. The acquisition has been accounted for under the purchase method of accounting. In connection with the acquisition, the Company recorded a non-recurring charge to operations in 1998 of approximately $203,000, associated with the write-off of in-process research and development acquired in the transaction which had not reached technological feasibility. The remaining excess of the aggregate purchase price over the fair value of the net assets acquired has been recognized as goodwill and is being amortized over a twelve-year period. The operating results of the Design Analysis Group have been included in the Company's consolidated results of operations from the date of acquisition.

    In January 1998, the Company acquired 100% of the outstanding capital stock of DTI Asia Pte. Ltd. ("DTI"), a provider of mechanical design simulation software embedded in the AutoCAD and Mechanical Desktop product lines from Autodesk, Inc. The aggregate purchase price of approximately $1.7 million consisted of $563,000 in cash and 142,540 shares of the Company's common stock valued at approximately $1.1 million. The acquisition has been accounted for under the purchase method of accounting. In connection with the acquisition, the Company recorded a non-recurring charge to operations in 1998 of approximately $980,000, associated with the write-off of in-process research and development acquired in the transaction which had not reached technological feasibility. The remaining excess of the aggregate purchase price over the fair value of the net assets acquired has been recognized as goodwill and will be amortized over a five-year period. The operating results of DTI have been included in the Company's consolidated results of operations from the date of acquisition.

    In October 1997, the Company acquired 100% of the outstanding capital stock of StatDesign, Inc., a company based in Dearborn, Michigan. Since its founding in 1992, StatDesign, Inc. had worked almost exclusively with the Company's largest single customer to provide engineering software and services for product design and development. The aggregate purchase price of approximately $2.2 million consisted of $1.4 million in cash and 170,227 shares of the Company's common stock valued at approximately $868,000. The acquisition has been accounted for under the purchase method of accounting. In connection with the acquisition, the Company recorded a non-recurring charge to operations in 1997 of approximately $1.7 million, associated with the write-off of in-process research and development acquired in the transaction which had not reached technological feasibility. The remaining excess of the aggregate purchase price over the fair value of the net assets acquired of approximately $530,000 has been recognized as goodwill and will be amortized over a ten-year period. The operating results of StatDesign, Inc. have been included in the Company's consolidated results of operations from the date of acquisition.

 (3) FINANCING ARRANGEMENTS

    The Company has available an unsecured bank line of credit with a maximum borrowing capacity of $4.0 million. Borrowings on the line of credit bear interest at 0.75% below the bank's prime rate of interest. No borrowings were outstanding at December 31, 1998. The agreement expires on June 30, 2000.

    The Company's subsidiaries in Italy, Sweden and France also have line of credit and overdraft facilities that provide for aggregate borrowing availability of approximately $260,000, at various fixed and variable interest rates at December 31, 1998. Borrowings are primarily due on demand and are collateralized by certain assets of the subsidiaries. Borrowings outstanding under these agreements were $105,000 and $45,000 at December 31, 1998 and 1997, respectively.

    No borrowings were outstanding under long-term debt arrangements at December 31, 1998 and 1997. Cash paid for interest was $16,000, $12,000 and $22,000 in
1998, 1997 and 1996, respectively.

 (4) INCOME TAXES

    A summary of income before provision for income taxes and components of the provision for income taxes is as follows:

                                                                               YEAR ENDED DECEMBER 31,
In thousands                                                               1998           1997         1996
--------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income taxes:
  Domestic.........................................................     $    940       $  1,497      $  2,874
  Foreign..........................................................         (668)           259           165
                                                                        --------       --------      --------
                                                                        $    272       $  1,756      $  3,039
                                                                        ========       ========      ========
Domestic provision (benefit) for income taxes:
  Current..........................................................     $    241       $    859      $    973
  Deferred.........................................................           30             42           (92)
Foreign provision for income taxes:
  Current..........................................................          208            116            87
                                                                        --------       --------      --------
Provision for income taxes.........................................     $    479       $  1,017      $    968
                                                                        ========       ========      ========

    The differences between the income tax provision calculated at the United States federal statutory rate and the consolidated income tax provision are summarized as follows:

                                                                                YEAR ENDED DECEMBER 31,
In thousands                                                                1998          1997          1996
---------------------------------------------------------------------------------------------------------------
Federal statutory provision.........................................       $    92      $   597        $ 1,033
   Meals and entertainment..........................................            33           41             28
   Acquisition-related costs and non-recurring charges..............           402          575           --
   Goodwill amortization............................................            44           35             33
   Reduction in valuation reserve...................................           --           --             (95)
   Foreign losses without tax benefit...............................           --             5              5
   Effect of differences between U.S. and foreign tax rates.........            37          (66)            31
   Tax-exempt interest income.......................................          (121)        (106)           (34)
   Other, net.......................................................            (8)         (64)           (33)
                                                                           -------      -------        -------
Provision for income taxes..........................................       $   479      $ 1,017        $   968
                                                                           =======      =======        =======

    Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. The components of the net deferred income tax asset are summarized as follows:

                                                                                                 AS OF
                                                                                             DECEMBER 31,
In thousands                                                                              1998         1997
------------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Property and equipment............................................................     $   28       $   81
  Employee benefits.................................................................        131          120
  Accounts receivable...............................................................         89           72
  Other.............................................................................         (5)         --
                                                                                         ------       ------
Net deferred tax asset..............................................................     $  243       $  273
                                                                                         ======       ======

    Income taxes have been provided on all undistributed earnings of foreign subsidiaries. Cash paid for income taxes was $1.2 million, $764,000 and $753,000 in 1998, 1997 and 1996, respectively.

(5) REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY

    On April 23, 1996, the shareholders of the Company approved an amendment and restatement to the Company's articles of incorporation that effected (1) a 1.5-for-1 stock split of the Company's common stock, (2) an increase in the authorized shares of common stock to 15,000,000 shares, (3) the conversion of all classes of common stock to no par common stock, (4) an increase in the authorized number of preferred shares to 1,000,000, and (5) an amendment of the privileges of the preferred stock. All references in the consolidated financial statements and accompanying notes have also been adjusted to reflect the amendment and restatement of the articles of incorporation.

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

    In April 1994, the Company purchased all of the outstanding stock of its distributors in France, Germany, Sweden, Italy and the United Kingdom. In connection with this acquisition, the Company issued 107,329 shares of Class A common stock with redemption privileges at $8 per share. During 1997 and 1996, the redemption privileges associated with 20,843 and 86,486 of these shares terminated, respectively.

   Class A Common Stock Warrants

    In March 1990, April 1991, and September 1992, 124,155, 23,280, and 14,685
nonnegotiable warrants to acquire Class A common stock of the Company, respectively, were issued and attached to the Company's subordinated debt. The Company was notified on March 11, 1996, that the holder of one-half of the warrants would exercise their right to purchase 81,060 shares of the Company's Class A common stock at a price of $0.75 per share. The remaining warrants were redeemed by the Company in 1996 for a cash value of $449,000.

   Employee Stock Purchase Plan

    The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Company's Board of Directors in March 1996. A total of 300,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan provides that the Company will sell shares to employees who elect to participate in the Purchase Plan at a price equal to 85% of the lesser of the fair market value of the common stock on the first trading day of an offering period or the last trading day of such offering period.

    Under the Purchase Plan, the Company issued 43,340, 33,899 and 17,213 shares of common stock in 1998, 1997 and 1996, respectively, to various employees. These shares were issued with a weighted average price per share of $6.37, $5.97 and $11.79 in 1998, 1997 and 1996, respectively. As of December 31, 1998, there were 205,548 shares of common stock remaining to be issued under this plan.

   1996 Stock Incentive Plan For Key Employees

    The Company's 1996 Stock Incentive Plan for Key Employees (the "Stock Option Plan") was adopted by the Company's Board of Directors in March 1996. Under the Stock Option Plan, options will be granted or restricted stock will be awarded for the purpose of attracting and motivating key employees of the Company. The Stock Option Plan provides for (1) the grant of "incentive stock options" within the meaning of Section 422 of the Internal

Revenue Code, (2) the grant of "nonqualified stock options" (options which do not meet the requirements of Section 422), and (3) the award of restricted stock. Subject to certain provisions outlined in the Stock Option Plan, the Compensation Committee of the Board of Directors will determine which key employees will be granted options or awarded restricted stock, the number of options granted or shares awarded, and other terms and conditions applicable to each award or grant. A total of 650,000 shares of common stock have been reserved for issuance under the Stock Option Plan.

    Stock option activity for this plan is summarized below:

                                                                                WTD. AVG.
                                         NUMBER              PRICE              EXERCISE
                                        OF SHARES           PER SHARE            PRICE
-----------------------------------------------------------------------------------------
Outstanding at December 31, 1995              --                     --               --
  Granted ......................         182,500         $9.00 - $13.50        $   11.47
                                        --------         --------------        ---------
Outstanding at December 31, 1996         182,500         $9.00 - $13.50        $   11.47
  Granted ......................         329,000         $6.50 - $ 9.13        $    7.75
  Canceled .....................        (132,200)        $6.50 - $13.50        $   11.81
                                        --------         --------------        ---------
Outstanding at December 31, 1997         379,300         $6.69 - $ 9.13        $    8.12
  Granted ......................         564,150         $6.75 - $11.50        $    7.76
  Exercised ....................          (6,125)        $6.75 - $ 9.00        $    8.84
  Canceled .....................        (347,800)        $6.75 - $11.50        $    9.61
                                        --------         --------------        ---------
Outstanding at December 31, 1998         589,525         $6.69 - $11.50        $    7.38
                                        ========         ==============        =========

    There were 68,925 and 82,500 options exercisable under the Stock Option Plan as of December 31, 1998 and 1997, respectively, with a weighted average exercise price of $8.21 per share in 1998 and $9.00 per share in 1997. The remaining options vest over a three or four year period beginning on the date of grant at 33% or 25% per year, respectively, and expire five or ten years from the date they are granted. As of December 31, 1998, there were 54,350 shares of common stock remaining to be issued under the Stock Option Plan. Options outstanding under the Stock Option Plan have a weighted average remaining contractual life of 7.6 years and 4.1 years as of December 31, 1998 and 1997, respectively.

    In November 1998, the Board of Directors approved a one-for-one stock option exchange that provided non-director employees with the opportunity to exchange stock options previously granted for new options with a current market price and a new vesting period. The new options were priced at $6.75 per share based on the closing price of the Company's common stock as reported on Nasdaq on November 10, 1998, vest in equal installments over three years from the November 10, 1998 grant date and expire on November 10, 2008. The repriced options can only be exercised when the closing price of the Company's common stock equals or exceeds $11.00 per share. A total of 335,950 options with prior exercise prices ranging from $6.75 to $11.50 per share were exchanged. The weighted average prior exercise price of options exchanged was $8.81 per share. The exchange of such options is presented in the table above as cancellations and subsequent grants.

   Non-Employee Director Stock Option Plan

    The Company's Non-Employee Director Stock Option Plan (the "Director Stock Option Plan") was adopted by the Company's Board of Directors in March 1996. The Director Stock Option Plan provides for the grant of "nonqualified stock options" to purchase shares of common stock. Upon appointment to the Board of Directors, each newly appointed non-employee director will receive an option to purchase 5,000 shares of common stock of the Company. Furthermore, immediately following each annual meeting of shareholders of the Company, each non-employee director who has served as a director for at least six months will automatically be granted an option to purchase 5,000 shares of common stock of the Company. The exercise price of any option will be equal to the market price of the common stock at the time of grant. Each option, if not terminated sooner as provided in the Director Stock Option Plan, will have a five-year term from the date of grant and will vest and become exercisable in full on the first anniversary of the date of grant. A total of 100,000 shares of common stock have been reserved for issuance under the Director Stock Option Plan.

    Stock option activity for this plan is summarized below:

                                                                                                             WTD. AVG.
                                                                          NUMBER        PRICE                EXERCISE
                                                                        OF SHARES      PER SHARE               PRICE
----------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1995.....................................         --               --                 --
  Granted............................................................     20,000          $ 11.00             $11.00
                                                                          ------          -------             ------
Outstanding at December 31, 1996.....................................     20,000          $ 11.00             $11.00
  Granted............................................................     20,000          $  9.13             $ 9.13
                                                                          ------          -------             ------
Outstanding at December 31, 1997.....................................     40,000     $ 9.13 - $11.00          $10.07
  Granted............................................................     20,000          $ 13.00             $13.00
                                                                          ------          -------             ------
Outstanding at December 31, 1998.....................................     60,000     $ 9.13 - $13.00          $11.04
                                                                          ======     ===============          ======

    There were 40,000 and 20,000 options exercisable under the Director Stock Option Plan as of December 31, 1998 and 1997, respectively, with a weighted average exercise price of $10.07 per share in 1998 and $11.00 per share in 1997. Options outstanding under the Director Stock Option Plan have a weighted average remaining contractual life of 3.4 years and 3.8 years as of December 31, 1998 and 1997, respectively.

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

                                                  NUMBER          PRICE
                                                OF SHARES       PER SHARE
-------------------------------------------------------------------------
Outstanding at December 31, 1995 and 1996         61,671         $   0.93
  Exercised .............................        (19,500)        $   0.93
                                                 -------         --------
Outstanding at December 31, 1997 ........         42,171         $   0.93
  Exercised .............................        (42,171)        $   0.93
                                                 -------         --------
Outstanding at December 31, 1998 ........             --
                                                 =======


    For various price ranges, information for options outstanding and exercisable for all option plans at December 31, 1998 was as follows:

                                         OUTSTANDING OPTIONS                        EXERCISABLE OPTIONS
                          ---------------------------------------------------   -----------------------------
         RANGE OF                        WTD. AVG. REMAINING      WTD. AVG.                     WTD. AVG.
     EXERCISE PRICES         SHARES          LIFE (YEARS)      EXERCISE PRICE      SHARES    EXERCISE PRICE
-----------------------------------------------------------------------------   -----------------------------
      $6.69 - $7.00          356,075             9.56            $  6.75            5,050       $  6.72
      $ 7.01 - $8.00         148,500             3.19            $  7.86           37,125       $  7.86
      $ 8.01 - $9.00          32,250             2.82            $  8.90           26,750       $  8.97
     $ 9.01 - $11.00          91,700             6.38            $  9.63           40,000       $ 10.07
     $ 11.01 - $13.00         21,000             4.61            $ 12.93              --          --

   Stock-Based Compensation

    Using the intrinsic value method of accounting for the value of stock options granted during 1998 and 1997, no compensation cost was recorded in the accompanying consolidated statements of income. Had compensation cost been determined based on the fair value at the date of grant for awards in 1998 and 1997 consistent with the provisions of SFAS 123, net income and net income per share would have been reduced to the pro forma amounts indicated below:

In thousands, except per share data                                                   1998            1997
------------------------------------------------------------------------------------------------------------
Net income (loss) - as reported..................................................    $(217)        $    744
Net income (loss) - pro forma....................................................    $(963)        $    406

Diluted net income (loss) per share - as reported................................    $(0.04)       $   0.13
Diluted net income (loss) per share - pro forma..................................    $(0.16)       $   0.07

    The weighted average estimated fair value of stock options granted during 1998 and 1997 was $4.69 and $3.98, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in valuing the option grants:

                                                                                     1998         1997
------------------------------------------------------------------------------------------------------
Expected life (years).............................................................   5.0          5.0
Interest rate.....................................................................   5.2%         6.0%
Volatility........................................................................   0.7          0.8
Dividend yield....................................................................   0.0%         0.0%

(6) COMMITMENTS AND CONTINGENCIES

   Employee Benefit Plans

    The Company maintains a 401(k) plan covering substantially all of its employees. During 1998, 1997 and 1996, the Company matched 40% of qualified employee contributions, up to a maximum of 2.4% of eligible compensation. In 1998, 1997 and 1996, the Company contributed $244,000, $180,000 and $150,000, respectively, to the plan.

   Lease Commitments

    The Company and its subsidiaries lease office space and certain equipment under noncancelable operating lease agreements. Future minimum lease payments at December 31, 1998 are as follows:

In thousands
--------------------------------------------------------------------------
1999....................................................       $  1,653
2000....................................................            866
2001....................................................            196
2002....................................................            135
2003....................................................             15
Thereafter..............................................             13
                                                               --------
                                                               $  2,878
                                                               ========

    Total lease expense amounted to approximately $2.0 million in each of the years ending 1998, 1997 and 1996.

   Royalty Agreements

    The Company has entered into various agreements which generally provide for royalty payments by the Company based on a percentage of revenue derived through the licensing of certain software products. Royalty expense under these agreements amounted to approximately $2.2 million, $612,000 and $480,000 in 1998, 1997 and 1996, respectively.

(7) LITIGATION

     The Company is party to routine litigation arising in the normal course of business. In the opinion of management, the liabilities resulting from these proceedings, if any, will not be material to the Company's consolidated financial position or results of operations.

 (8) GEOGRAPHIC OPERATIONS AND SEGMENT INFORMATION

    Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 introduces a new model for segment reporting called the "management approach." The management approach is based on the way that the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance.

    The Company operates in one segment - the development, marketing and support of software products and services for the mechanical segment of the computer-aided engineering industry. The Company licenses products to customers on a worldwide basis. Sales and marketing operations outside the United States are conducted principally through the Company's foreign subsidiaries and international distributors. Intercompany sales and transfers between geographic areas are accounted for at prices which are designed to be representative of third party transactions.

    The following table summarizes selected financial information of the Company's operations by geographic location:


                                                                     YEAR ENDED DECEMBER 31,
In thousands                                                 1998             1997            1996
------------------------------------------------------------------------------------------------------
Revenue:
  North America
     United States ................................        $ 12,223         $ 10,340         $  8,250
     Canada and Mexico ............................           1,514              153              128
  Europe
     Germany ......................................           5,108            4,380            4,217
     Other European countries .....................           7,769            5,653            5,535
  Asia/Pacific
     Japan ........................................           7,819            7,324            5,424
     Other Asian countries ........................           2,142            2,341            1,829
                                                           --------         --------         --------
          Total revenue ...........................        $ 36,575         $ 30,191         $ 25,383
                                                           ========         ========         ========

Operating contribution:
  North America
     United States ................................        $  3,827         $  3,229         $  2,940
     Canada and Mexico ............................             186               89               87
  Europe
     Germany ......................................           1,805            1,377            1,315
     Other European Countries .....................           2,672            1,836            1,686
  Asia/Pacific
     Japan ........................................           1,204            2,020            1,953
     Other Asian countries ........................             250              623              658
                                                           --------         --------         --------
          Total operating contribution ............           9,944            9,174            8,639
  Unallocated expenses, net .......................          (9,672)          (7,418)          (5,600)
                                                           --------         --------         --------
          Income before taxes and minority interest        $    272         $  1,756         $  3,039
                                                           ========         ========         ========

Identifiable assets:
  North America
     United States ................................        $ 23,882         $ 26,115         $ 24,744
     Canada .......................................           1,698               --               --
  Europe
     Germany ......................................           1,942            1,124            1,199
     Other European countries .....................           3,430            3,580            2,797
  Asia/Pacific
     Japan ........................................           1,362            1,788               --
     Other Asian countries ........................             114               42               --
                                                           --------         --------         --------
          Total identifiable assets ...............          32,428           32,649           28,740
  Goodwill ........................................           3,819            1,498            1,072
                                                           --------         --------         --------
          Total assets ............................        $ 36,247         $ 34,147         $ 29,812
                                                           ========         ========         ========

    No customer accounted for greater than 10% of total revenue in 1998. One customer accounted for approximately 10.6% and 11.8% of total revenue in 1997 and 1996, respectively.

    Unallocated expenses, net consist of general corporate expenses, internal research and product development expenses, interest expense and interest income. In 1998 and 1997, these expenses also include acquisition and related costs of approximately $1.7 million.

(9) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table summarizes selected unaudited quarterly financial information for 1998 and 1997. The Company believes all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included in the selected quarterly information:


                                                                  THREE MONTHS ENDED                           YEAR ENDED
                                             -------------------------------------------------------------    ------------
                                             MARCH 31,        JUNE 30,      SEPTEMBER 30,     DECEMBER 31,    DECEMBER 31,
In thousands, except per share data            1998             1998            1998             1998             1998
---------------------------------------------------------------------------------------------------------------------------
Revenue .....................                $  8,735         $  8,905        $  8,180         $ 10,755        $ 36,575
Gross profit ................                   6,027            6,327           5,077            7,084          24,515
Operating income (loss) .....                    (554)             847            (939)              90            (556)
Net income (loss) ...........                    (613)             733            (586)             249            (217)
Basic net income (loss) per
   common share .............                $  (0.10)        $   0.12        $  (0.09)        $   0.04        $  (0.04)
Diluted net income (loss) per
   common share .............                $  (0.10)        $   0.12        $  (0.09)        $   0.04        $  (0.04)


                                                               THREE MONTHS ENDED                     YEAR ENDED
                                           --------------------------------------------------------  ------------
                                           MARCH 31,      JUNE 30,    SEPTEMBER 30,    DECEMBER 31,  DECEMBER 31,
In thousands, except per share data          1997           1997           1997            1997          1997
-----------------------------------------------------------------------------------------------------------------
Revenue .....................              $ 6,701        $ 7,205        $ 7,679        $ 8,606         $30,191
Gross profit ................                4,994          5,358          5,802          6,180          22,334
Operating income (loss) .....                  514            628            693           (870)            965
Net income (loss) ...........                  477            589            649           (971)            744
Basic net income (loss) per
   common share .............              $  0.08        $  0.10        $  0.11        $ (0.16)        $  0.13
Diluted net income (loss) per
   common share .............              $  0.08        $  0.10        $  0.11        $ (0.16)        $  0.13

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the directors of the Company is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders scheduled to be held on May 13, 1999.

    The executive officers of the Company as of March 1, 1999 are listed below:

                       NAME                          AGE                           POSITION
-----------------------------------------------------------------------------------------------------------------
Michael E. Korybalski...........................     52      Chief Executive Officer, Chairman of the Board and
                                                                Director
Robert R. Ryan..................................     41      President, Chief Operating Officer and Director
Michael Hoffmann................................     42      Senior Vice President -- Worldwide Sales & Service
David Peralta...................................     31      Vice President, Chief Financial Officer and Treasurer


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

    Michael Hoffmann became the Company's Senior Vice President -- Worldwide Sales and Service in November 1997. Dr. Hoffmann served as the Company's Vice President -- European Operations from November 1996 to November 1997. Dr. Hoffmann served as the Company's Managing Director -- European Operations from 1994 through February 1997. From 1993 through 1994, Dr. Hoffmann served as Managing Director of TEDAS Mechanical Systems GmbH, a shareholder of the Company. From 1991 through 1992, he served as Technical Director of TEDAS GmbH. Dr. Hoffmann holds masters and doctorate degrees in civil engineering from the Technological University of Darmstadt.

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

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders scheduled to be held on May 13, 1999.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders scheduled to be held on May 13, 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(a)1. FINANCIAL STATEMENTS

    Report of Independent Public Accountants
    Consolidated Balance Sheets as of December 31, 1998 and 1997
    Consolidated Statements of Income for the Years Ended December 31, 1998,
      1997 and 1996
    Consolidated Statements of Shareholders' Equity for the Years
      Ended December 31, 1998, 1997 and 1996
    Consolidated Statements of Cash Flows for the Years Ended December 31,
      1998, 1997 and 1996
    Notes to Consolidated Financial Statements

ITEM 14(a)2. FINANCIAL STATEMENT SCHEDULES

    None.

ITEM 14(a)3. EXHIBITS

      NUMBER                                                     EXHIBIT
--------------------------------------------------------------------------------------------------------------------
        (2)          Joint Venture Agreement between Mechanical Dynamics, Inc. and Information Services
                     International-Dentsu, Ltd., incorporated herein by reference to Exhibit 2 to the Company's previously filed Form 10-Q for the quarter ended March 31, 1997

       (3.1)         Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.2 to the
                     Company's previously filed Registration Statement on Form S-1, Registration No. 333-2900

       (3.2)         Restated Bylaws, incorporated herein by reference to Exhibit 3.4 to the Company's previously filed Registration Statement on Form S-1, Registration No. 333-2900

       (4.2)         Line of Credit Demand Note between KeyBank National Association and the Company dated December 4, 1998

      (10.1)         Employment Agreement between the Company and Michael E. Korybalski, as amended

      (10.2)         Employment Agreement between the Company and Robert R. Ryan, as amended

      (10.3)         Employment Agreement between the Company and David Peralta, as amended

       (11)          Statement Re Computation Of Per Share Earnings Per Share

       (21)          Subsidiaries Of The Registrant

      (23.1)         Consent Of Independent Public Accountants

    (27) - 1998      Financial Data Schedule - 1998

    (27) - 1996      Financial Data Schedule - 1996  (Amended for SFAS 128)

  (27) - 1997-Q3     Financial Data Schedule - 1997 - 3rd Quarter  (Amended for SFAS 128)

  (27) - 1996-Q3     Financial Data Schedule - 1996 - 3rd Quarter  (Amended for SFAS 128)



ITEM 14(b). REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Company during the year ended December 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 1999                            MECHANICAL DYNAMICS, INC.
                                                 (Registrant)


                                            By:  /s/ Michael E. Korybalski
                                                 ------------------------------
                                                 Michael E. Korybalski
                                                 Chairman of the Board


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURES                           TITLE                            DATE
/s/ Michael E. Korybalski                  Chairman of the Board,                  March 26, 1999
----------------------------------         Chief Executive Officer,
Michael E. Korybalski                      and Director
                                           (Principal Executive Officer)


/s/ Robert R. Ryan                         President, Chief Operating Officer      March 26, 1999
----------------------------------         and Director
Robert R. Ryan


/s/ David Peralta                          Chief Financial Officer                 March 26, 1999
----------------------------------         (Principal Financial and
David Peralta                              Accounting Officer)


/s/ Herbert S. Amster                      Director                                March 26, 1999
----------------------------------
Herbert S. Amster


/s/ David E. Cole                          Director                                March 26, 1999
----------------------------------
David E. Cole


/s/ Joseph F. Gloudeman                    Director                                March 26, 1999
----------------------------------
Joseph F. Gloudeman


/s/ Mitchell I. Quain                      Director                                March 26, 1999
----------------------------------
Mitchell I. Quain

                                INDEX TO EXHIBITS


      NUMBER                                                  EXHIBIT TITLE
---------------------------------------------------------------------------------------------------------------------
        (2)          Joint Venture Agreement between Mechanical Dynamics, Inc. and Information Services
                     International-Dentsu, Ltd., incorporated herein by reference to Exhibit 2 to the Company's previously filed Form 10-Q for the quarter ended March 31, 1997

       (3.1)         Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.2 to the
                     Company's previously filed Registration Statement on Form S-1, Registration No. 333-2900

       (3.2)         Restated Bylaws, incorporated herein by reference to Exhibit 3.4 to the Company's previously filed Registration Statement on Form S-1, Registration No. 333-2900

       (4.2)         Line of Credit Demand Note between KeyBank National Association and the Company dated December 4, 1998

      (10.1)         Employment Agreement between the Company and Michael E. Korybalski, as amended

      (10.2)         Employment Agreement between the Company and Robert R. Ryan, as amended

      (10.3)         Employment Agreement between the Company and David Peralta, as amended

       (11)          Statement Re Computation Of Per Share Earnings

       (21)          Subsidiaries Of The Registrant

      (23.1)         Consent Of Independent Public Accountants

    (27) - 1998      Financial Data Schedule - 1998

    (27) - 1996      Financial Data Schedule - 1996  (Amended for SFAS 128)

  (27) - 1997-Q3     Financial Data Schedule - 1997 - 3rd Quarter  (Amended for SFAS 128)

  (27) - 1996-Q3     Financial Data Schedule - 1996 - 3rd Quarter  (Amended for SFAS 128)