Form 10-Q
period 1999-03-31
MECHANICAL DYNAMICS INC \MI\
filed 1999-05-14
CIK 1011451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal period ended: MARCH 31, 1999

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to
                                        ------------    ------------

                         Commission file number: 0-20679



                            MECHANICAL DYNAMICS, INC.
             (Exact name of registrant as specified in its charter)



          MICHIGAN                                      38-2163045
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



       The number of outstanding shares of the Registrant's common stock, as of May 7, 1999, was 6,249,525.

                            MECHANICAL DYNAMICS, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets
           March 31, 1999 and December 31, 1998.....................................................            3

           Condensed Consolidated Statements of Income
           Three Months Ended March 31, 1999 and 1998...............................................            4

           Condensed Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1999 and 1998...............................................            5

           Notes to Condensed Consolidated Financial Statements.....................................            6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....            7

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............................           13

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.........................................................           14

SIGNATURES.                                                                                                    15

INDEX TO EXHIBITS....................................................................................          16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                 MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  MARCH 31,        DECEMBER 31,
   in thousands                                                                     1999              1998
----------------------------------------------------------------------------------------------------------------
   ASSETS:                                                                      (UNAUDITED)
   Current assets:
     Cash and cash equivalents                                                     $16,022           $16,843
     Accounts receivable, net                                                       10,217             9,893
     Prepaid and deferred expenses                                                   2,070             1,873
----------------------------------------------------------------------------------------------------------------
       Total current assets                                                         28,309            28,609
----------------------------------------------------------------------------------------------------------------
   Property and equipment, net                                                       3,639             3,674
   Goodwill, net                                                                     3,710             3,820
   Other assets                                                                        256               144
----------------------------------------------------------------------------------------------------------------
   Total assets                                                                    $35,914           $36,247
================================================================================================================

   LIABILITIES AND SHAREHOLDERS' EQUITY:
   Current liabilities:
     Borrowings under lines of credit                                                  $97              $105
     Accounts payable                                                                1,310             1,781
     Accrued expenses                                                                2,940             3,544
     Deferred revenue                                                                5,024             4,745
----------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                     9,371            10,175
----------------------------------------------------------------------------------------------------------------
   Minority interest                                                                   486               472
   Shareholders' equity:
     Common stock                                                                   22,404            22,332
     Preferred stock                                                                     0                 0
     Retained earnings                                                               3,547             3,073
     Cumulative translation adjustment                                                 106               195
----------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                   26,057            25,600
----------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                                      $35,914           $36,247
================================================================================================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                                                                        THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                  -------------------------------
   in thousands except share and per share data                                         1999            1998
-----------------------------------------------------------------------------------------------------------------
                                                                                             (UNAUDITED)
   Revenue:
     Software licenses                                                                  $5,276          $4,816
     Services                                                                            5,090           3,919
-----------------------------------------------------------------------------------------------------------------
       Total revenue                                                                    10,366           8,735
-----------------------------------------------------------------------------------------------------------------
   Cost of revenue:
     Software licenses                                                                     868             509
     Services                                                                            2,689           2,199
-----------------------------------------------------------------------------------------------------------------
       Total cost of revenue                                                             3,557           2,708
-----------------------------------------------------------------------------------------------------------------
   Gross profit                                                                          6,809           6,027
-----------------------------------------------------------------------------------------------------------------
   Operating expenses:
     Sales and marketing                                                                 3,920           3,285
     Research and development                                                            1,322           1,217
     General and administrative                                                            953             838
     Goodwill amortization                                                                 113              41
     Acquisition-related and non-recurring charges                                           0           1,200
-----------------------------------------------------------------------------------------------------------------
       Total operating expenses                                                          6,308           6,581
-----------------------------------------------------------------------------------------------------------------
   Operating income (loss)                                                                 501            (554)
   Other income, net                                                                       196             218
-----------------------------------------------------------------------------------------------------------------
   Income (loss) before income taxes and minority interest                                 697            (336)
   Provision for income taxes                                                              209             261
-----------------------------------------------------------------------------------------------------------------
   Net income (loss) before minority interest                                              488            (597)
   Minority interest in net income of subsidiary                                            14              16
-----------------------------------------------------------------------------------------------------------------
   Net income (loss)                                                                      $474           ($613)
-----------------------------------------------------------------------------------------------------------------

   Basic net income (loss) per common share                                              $0.08          ($0.10)
-----------------------------------------------------------------------------------------------------------------
   Weighted average common shares                                                    6,235,247       6,113,210
-----------------------------------------------------------------------------------------------------------------

   Diluted net income (loss) per common share                                            $0.08          ($0.10)
-----------------------------------------------------------------------------------------------------------------
   Weighted average common and common equivalent shares                              6,247,630       6,113,210
=================================================================================================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                -----------------------------------
   in thousands                                                                         1999              1998
-------------------------------------------------------------------------------------------------------------------
                                                                                              (UNAUDITED)
   Cash flows from operating activities:
     Net income (loss)                                                                   $474             ($613)
     Adjustments to reconcile net income to net cash
      used in operating activities:
       Acquisition-related and non-recurring charges                                        0             1,200
       Depreciation and amortization                                                      480               369
       Loss on disposal of assets, net                                                      4                 4
       Minority interest in net income of subsidiary                                       14                16
       Changes in assets and liabilities:
         Accounts receivable                                                             (691)               93
         Prepaid and deferred expenses                                                   (245)               16
         Other assets                                                                    (135)               29
         Accounts payable                                                                (245)             (772)
         Accrued expenses                                                                (487)           (1,110)
         Deferred revenue                                                                 351              (325)
-------------------------------------------------------------------------------------------------------------------
            Net cash used in operating activities                                        (480)           (1,093)
-------------------------------------------------------------------------------------------------------------------
   Cash flows from investing activities:
     Proceeds from the sale of property and equipment                                       0                12
     Purchases of property and equipment                                                 (368)             (555)
     Purchase of DTI Asia Pte. Ltd., net of cash acquired                                   0              (563)
-------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                        (368)           (1,106)
-------------------------------------------------------------------------------------------------------------------
   Cash flows from financing activities:
     Net borrowings (payments) under line of credit agreements                             (8)               39
     Proceeds from the issuance of common stock                                            72               144
-------------------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                                      64               183
-------------------------------------------------------------------------------------------------------------------
   Effect of exchange rate changes on cash                                                (37)              (27)
-------------------------------------------------------------------------------------------------------------------
   Net decrease in cash and cash equivalents                                             (821)           (2,043)
   Cash and cash equivalents at beginning of period                                    16,843            20,261
-------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                                         $16,022           $18,218
-------------------------------------------------------------------------------------------------------------------

   Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                                                            $1                $6
       Income taxes                                                                      $202              $812
-------------------------------------------------------------------------------------------------------------------

   Details of acquisition of DTI Asia Pte. Ltd.:
     Net liabilities, excluding cash acquired                                                              ($59)
     Purchase price in excess of the net assets acquired                                                    734
     Purchased in-process research and development                                                          980
     Stock issued                                                                                        (1,092)
-------------------------------------------------------------------------------------------------------------------
       Net cash used to acquire DTI Asia Pte. Ltd.                                                         $563
===================================================================================================================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of Mechanical Dynamics, Inc. ("MDI" or the "Company") and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

    Operating results for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the full year.

(2) - COMPREHENSIVE INCOME

    In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income (loss) is $385,000 and ($644,000) for the three month periods ended March 31, 1999 and 1998, respectively. The difference between net income (loss), as reported in the accompanying condensed consolidated statements of income, and comprehensive income (loss) is the foreign currency translation adjustment for the respective periods.

(3) - EARNINGS PER SHARE

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

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                            -------------------------------------
                                                                                    1999               1998
-----------------------------------------------------------------------------------------------------------------
 Weighted average common shares used in basic net income (loss) per
    common share............................................................      6,235,247          6,113,210
    Effect of stock options.................................................         12,383                 --
                                                                                  ---------          ---------
 Weighted average common and common equivalent shares used in diluted net
    income (loss) per common share..........................................      6,247,630          6,113,210
                                                                                  =========          =========

For the three months ended March 31, 1998, the effect of stock options outstanding for the purchase of 62,131 shares was not included in the net loss per common share calculation because doing so would have been anti-dilutive.

(4) - DERIVATIVES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion provides an analysis of the Company's financial condition and results of operations, and should be read in conjunction with the Company's consolidated financial statements and the notes included in Item 1 of this Form 10-Q.

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

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

    Except for the historical information contained in this report, the matters herein contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. These forward-looking statements include, but are not limited to, revenue levels, including the level of international revenue, certain costs and operating expense levels, the level of other income, the Company's liquidity and capital needs and various business environment and trend information. Actual future results and trends may differ materially depending on a variety of factors, including the volume and timing of orders received during the quarter; the mix of and changes in distribution channels through which the Company's products are sold; the timing and acceptance of new products and product enhancements by the Company or its competitors; changes in pricing; the level of the Company's sales of third-party products; purchasing patterns of distributors and customers; competitive conditions in the industry; business cycles affecting the markets in which the Company's products are sold; extraordinary events, such as litigation; risks inherent in seeking and consummating acquisitions, including the diversion of management attention to the assimilation of the operations and personnel of the acquired business; fluctuations in foreign exchange rates; the impact of undetected errors or defects, including those associated with Year 2000 date functions, on the Company's current products, vendors and internal systems; and economic conditions generally or in various geographic areas. All of the foregoing factors are difficult to forecast. The future operating results of the Company may fluctuate as a result of these and other risk factors detailed from time to time in the Company's Securities and Exchange Commission reports.

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

RESULTS OF OPERATIONS

    REVENUE

                                   THREE MONTHS ENDED MARCH 31,
                             ------------------------------------------
   dollars in thousands      1999            1998          % CHANGE
-----------------------------------------------------------------------
   Software licenses       $ 5,276         $ 4,816            9.6%
    % of total revenue        50.9%           55.1%

   Services                $ 5,090         $ 3,919           29.9%
    % of total revenue        49.1%           44.9%
-----------------------------------------------------------------------
   Total revenue           $10,366         $ 8,735           18.7%
=======================================================================

    The Company's total revenue increased 18.7% during the three month period ended March 31, 1999, as compared to the corresponding period in 1998. The growth in revenue resulted from an increase in the services provided to the Company's customers, as well as from increased sales of third party software products licensed through the Company's European and Canadian subsidiaries. The Company achieved revenue growth in excess of 10% in each of its major sales geographies including North America, Europe and Asia during the first quarter of 1999, as compared to the first quarter of 1998.

    Revenue from international customers accounted for approximately 63.3% and 62.0% of the Company's total revenue during the three months ended March 31, 1999 and 1998, respectively. The increase in international revenue as a percent of total revenue was due primarily to increased sales of the Company's software products and services in Europe and Asia as well as the weakening of the U.S. dollar in 1999 relative to certain international currencies. Since most of the Company's international operating expenses were incurred in foreign currencies, the net impact of exchange rate fluctuations on income from operations was considerably less than the impact on revenue. If the U.S. dollar strengthens in 1999 relative to the European, Canadian and Japanese currencies, the Company's international revenue will be negatively impacted, which could have a material adverse effect on the Company's consolidated results of operations.

    The Company's international revenue has in the past been negatively impacted by economic weakness in certain countries in Asia, including Japan. If the economies in Asia deteriorate further in 1999, the Company's overall Asian revenue could be adversely impacted, which could have a material adverse effect on the Company's consolidated results of operations. Consequently, the Company remains cautious in its overall outlook for Asian revenue in 1999. The Company expects that international revenue will continue to account for a significant portion of its total revenue in future periods.

    Software licenses revenue consists primarily of license fees for the Company's software products and, to a lesser extent, license fees for third party software products licensed through the Company's European and Canadian subsidiaries. Software licenses revenue increased 9.6% during the three month period ended March 31, 1999, as compared to the corresponding period in 1998. This increase resulted primarily from a higher volume of third party software licenses sold worldwide as well as increased sales of the Company's ADAMS interface products, including its Dynamic Designer product. Revenue from third party software products totaled approximately $1.1 million, or 10.3% of total revenue during the three months ended March 31, 1999, as compared to $482,000, or 5.5% of total revenue during the corresponding period in 1998. The increase in revenue from third party software products is a result of incremental sales generated by the Company's Canadian subsidiary, which was established in August 1998 with the Company's acquisition of the Design Analysis Group and certain other assets of H.G.E. Inc.

    Services revenue consists of revenue from software maintenance agreements and professional services, including consulting, training and funded research and development. Total services revenue increased 29.9% during the three month period ended March 31, 1999, as compared to corresponding period in 1998. Both the software maintenance and the professional service components of services revenue experienced solid growth during the first three months of 1999. Software maintenance revenue and professional services revenue grew 34.1% and 28.1%, respectively, during the three month period ended March 31, 1999, as compared to the corresponding period in 1998. The overall increase in services revenue reflects the Company's continued emphasis on providing total solutions to its customers.

    COST OF REVENUE


                                                              THREE MONTHS ENDED MARCH 31,
                                                          --------------------------------------
   dollars in thousands                                        1999        1998     % CHANGE
------------------------------------------------------------------------------------------------
   Cost of software licenses                                   $868        $509       70.5%
    Gross profit margin on software licenses revenue           83.5%       89.4%

   Cost of services                                          $2,689      $2,199       22.3%
    Gross profit margin on services revenue                    47.2%       43.9%
================================================================================================

    Cost of software licenses includes software royalty fees, media costs, payroll and other costs attributable to software documentation and distribution, and an allocation of depreciation, utilities and other overhead expenses incurred by the Company. Cost of software licenses increased 70.5% from the first quarter of 1998 to approximately $868,000 in the first quarter of 1999. The $359,000 absolute dollar increase was due to higher royalties paid to third parties whose products were licensed through the Company's Canadian and European subsidiaries, and, to a lesser extent, additional royalties paid to third parties whose products are embedded in the Company's ADAMS software.

    Gross profit margin on software licenses revenue was 83.5% and 89.4% during the three month periods ended March 31, 1999 and 1998, respectively. The decline in gross profit margin was due to the increased sales of third party software products as a percent of total software licenses revenue. The gross profit margin derived from sales of third party software products has historically been lower than the gross profit margin derived from sales of the Company's software products.

    Cost of services includes payroll and overhead expenses attributable to hotline support, consulting, training and funded research and development. Cost of services increased 22.3% during the three month period ended March 31, 1999, as compared to the corresponding period in 1998. This increase in cost of services was primarily due to the hiring of additional employees to support the growth in services provided to the Company's customers during 1999.

    Gross profit margin on services revenue was 47.2% and 43.9% during the three month periods ended March 31, 1999 and 1998, respectively. The increase in gross profit margin on services revenue was due primarily to the increased software maintenance revenue as a percentage of total services revenue. Historically, revenue from software maintenance agreements has generated higher profit margins than revenue from professional services.

    OPERATING EXPENSES

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                          --------------------------------------
   dollars in thousands                                                     1999        1998        % CHANGE
----------------------------------------------------------------------------------------------------------------
   Sales and marketing                                                       $3,920      $3,285       19.3%
    % of total revenue                                                         37.8%       37.6%

   Research and development                                                  $1,322      $1,217        8.6%
    % of total revenue                                                         12.8%       13.9%

   General and administrative                                                $  953      $  838       13.7%
    % of total revenue                                                          9.2%        9.6%

   Goodwill Amortization                                                     $  113      $   41      175.6%
    % of total revenue                                                          1.1%        0.5%

   Purchased in-process research and development                             $    0      $1,200
    % of total revenue                                                          0.0%       13.7%
================================================================================================================


    Sales and marketing expenses include costs associated with the Company's sales channels, such as personnel, commissions, sales office costs, travel, promotional events, sales order processing, including license administration and order fulfillment, and advertising and public relations programs. Sales and marketing expenses also include an allocation of overhead expenses incurred by the Company. The absolute dollar increase in sales and marketing expenses during the three month period ended March 31, 1999, as compared to corresponding period in 1998, resulted from the Company's continued expansion of its worldwide sales and marketing organization. Total sales and marketing employees increased to 99 at March 31, 1999, an increase of 25.3% from 79 at March 31, 1998. The Company expects to continue to expand its sales and marketing organization in the future to meet the growing demand for its products and services.

    Research and development expenses include all payroll costs attributable to research and development activities. Research and development expenses also include an allocation of overhead expenses incurred by the Company. Costs associated with funded research and development projects are included in cost of services. The increase in research and development expenses during the three month period ended March 31, 1999, as compared to corresponding period in 1998, primarily resulted from an increase in personnel and related costs in support of expanded development efforts. The Company intends to continue to invest significant resources in research and development in the future.

    General and administrative expenses include the cost of salaries, employee benefits and other payroll costs associated with the Company's finance, accounting, human resources, information systems and executive management functions. General and administrative expenses also include an allocation of overhead expenses incurred by the Company. General and administrative expenses increased 13.7% during the three month period ended March 31, 1999, as compared to the corresponding period in 1998. The absolute dollar increase in these expenses was primarily due to additional expenses incurred to support the Company's worldwide growth. The Company expects general and administrative expenses to increase in absolute dollars in the future. However, these expenses may vary as a percentage of total revenue from period to period.

    Goodwill amortization includes the amortization of purchase price in excess of net assets on the Company's acquisitions. Goodwill amortization increased 175.6% during the three month period ended March 31, 1999, as compared to the corresponding period in 1998, due to increased goodwill associated with the Company's acquisitions throughout 1998. The Company amortizes goodwill over the periods estimated to be benefited from the acquisitions, after considering such factors as demand, competition, service lives of employees and expected actions of competitors.

    Acquisition-related and non-recurring charges were approximately $1.2 million in the three month period ended March 31, 1998, and consist primarily of the write-off of purchased in-process research and development ("R&D") associated with the Company's acquisition of DTI Asia Pte. Ltd ("DTI"). The value assigned to in-process R&D was determined by an independent appraisal of the acquired company's assets, both tangible and intangible. The portion of the aggregate purchase price assigned to in-process R&D was determined by identifying research projects for which technological feasibility had not yet been established. The appraisal considered such factors as the estimated percent complete of each project in process at the date of acquisition, the estimated remaining costs to develop the in-process R&D into commercially viable products and the estimated discounted net future cash flows from such products. If the Company were unable to complete the R&D projects in a timely manner or lost key personnel from the acquired companies, revenue and operating income in future periods could be adversely impacted.

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

    OTHER INCOME, NET

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                          --------------------------------------
   dollars in thousands                                                        1999        1998     % CHANGE
----------------------------------------------------------------------------------------------------------------
   Other income, net                                                           $196        $218      -10.1%
    % of total revenue                                                          1.9%        2.5%
================================================================================================================

    Other income, net consists of net interest income (expense), foreign currency transaction gain (loss) and gain (loss) on the disposal of property and equipment. The decrease in other income, net during the three month period ended March 31, 1999, as compared to the corresponding period in 1998, primarily resulted from a decrease in interest earned during the quarter given the Company's lower cash and cash equivalents balance. From time to time, the Company may enter into forward exchange contracts to hedge exposures related to significant foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency.

    PROVISION FOR INCOME TAXES

    The Company's effective income tax rate was 30.0% and (77.7%) for the three months ended March 31, 1999 and 1998, respectively. The difference between the Company's effective rate and the 34.0% statutory federal rate during the three month period ended March 31, 1999 resulted primarily from tax-exempt interest income earned by the Company as well as tax benefits gained from the Company's foreign sales corporation. The difference between the Company's effective rate and the 34.0% statutory federal rate during the three month period ended March 31, 1998 was primarily due to the non-deductibility of the $1.2 million in acquisition-related and non-recurring charges incurred by the Company during the period. Excluding this charge, the Company's effective tax rate for the first quarter of 1998 would have been 30.2%. The remaining difference from the 34.0% statutory federal rate resulted from tax-exempt interest income earned by the Company as well as tax benefits gained from the Company's foreign sales corporation.

    MINORITY INTEREST IN NET INCOME OF SUBSIDIARY

    In April 1997, the Company established a Japanese subsidiary, Mechanical Dynamics Japan K.K. ("MDI-Japan"), through a joint venture agreement with ISI-Dentsu of Tokyo, Japan, the distributor of the Company's software in Japan. Minority interest in net income of subsidiary of $14,000 and $16,000 for the three month periods ended March 31, 1999 and 1998, respectively, represents ISI-Dentsu's 34% interest in the net income of MDI-Japan.

    EMPLOYEES

    The number of the Company's worldwide employees increased 24.3% to 297 at March 31, 1999, compared with 239 at March 31, 1998. Employment increased significantly to support the Company's growing operations worldwide. This increase in headcount includes 16 employees added from the Company's acquisition of the Design Analysis Group of H.G.E. Inc in August 1998.

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


LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents decreased $821,000 during the first three months of 1999 to $16.0 million at March 31, 1999, compared with $16.8 million at December 31, 1998. Through March 31, 1999, cash and cash equivalents decreased primarily as a result of the $480,000 in cash used in operations to fund working capital needs and $368,000 in cash used to purchase property and equipment.

    At March 31, 1999, the Company's principal commitments consisted of obligations under operating leases for facilities and equipment. The Company had no borrowings under long-term debt arrangements at March 31, 1999.

    The Company has an agreement with its principal bank for a $4.0 million line of credit facility. No borrowings were outstanding under this agreement as of March 31, 1999. The Company's subsidiaries in Germany, Italy, Sweden, and France also have line of credit and overdraft facilities that provide for aggregate borrowing availability of up to $510,000. Approximately $97,000 in borrowings was outstanding under these facilities as of March 31, 1999.

    Long-term cash requirements, other than for normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, financing growth, repurchases of the Company's common stock and the possible acquisition of software products, technologies and businesses complementary to the Company's business. The Company believes that cash flows from operations, together with existing cash balances, and available borrowings will be adequate to meet the Company's cash requirements for working capital, capital expenditures and stock repurchases for the next twelve months and the foreseeable future. The Company has not paid dividends during the period from 1996 through the first quarter of 1999 and intends to continue its policy of retaining earnings to finance future growth.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Other than as disclosed in this report on Form 10-Q, there have been no significant changes in our market risk exposure as described in Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7a. on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS


    NUMBER                      EXHIBIT
--------------------------------------------------------------
     (11)       Statement Re Computation of Per Share Earnings

     (27)       Financial Data Schedule



(B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Company during the three months ended March 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 1999       MECHANICAL DYNAMICS, INC.
                          (Registrant)


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

                                INDEX TO EXHIBITS


   NUMBER                     EXHIBIT TITLE
-------------------------------------------------------------
    (11)       Statement Re Computation of Per Share Earnings

    (27)       Financial Data Schedule