Form 10-Q
period 1999-06-30
MECHANICAL DYNAMICS INC \MI\
filed 1999-08-13
CIK 1011451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal period ended: JUNE 30, 1999

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


     The number of outstanding shares of the Registrant's common stock, as of August 9, 1999, was 6,262,351.

                            MECHANICAL DYNAMICS, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                            PAGE
 PART I -  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets
           June 30, 1999 and December 31, 1998................................ 3

           Condensed Consolidated Statements of Income
           Three and Six Months Ended June 30, 1999 and 1998.................. 4

           Condensed Consolidated Statements of Cash Flows
           Six Months Ended June 30, 1999 and 1998............................ 5

           Notes to Condensed Consolidated Financial Statements............... 6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ............................................  8

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk........ 14

 PART II - OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders............... 15

  Item 6.  Exhibits and Reports on Form 8-K.................................. 15

SIGNATURES .................................................................. 16

INDEX TO EXHIBITS............................................................ 17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                                June 30,        December 31,
   in thousands                                                                   1999              1998
----------------------------------------------------------------------------------------------------------------
   Assets:                                                                      (Unaudited)
   Current assets:
     Cash and cash equivalents                                                     $15,874           $16,843
     Accounts receivable, net                                                       10,225             9,893
     Prepaid and deferred expenses                                                   2,175             1,873
----------------------------------------------------------------------------------------------------------------
       Total current assets                                                         28,274            28,609
----------------------------------------------------------------------------------------------------------------
   Property and equipment, net                                                       3,602             3,674
   Goodwill, net                                                                     3,636             3,820
   Other assets                                                                        229               144
----------------------------------------------------------------------------------------------------------------
   Total assets                                                                    $35,741           $36,247
----------------------------------------------------------------------------------------------------------------

   Liabilities and Shareholders' Equity:
   Current liabilities:
     Borrowings under lines of credit                                                 $199              $105
     Accounts payable                                                                1,149             1,781
     Accrued expenses                                                                2,987             3,544
     Deferred revenue                                                                5,330             4,745
----------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                     9,665            10,175
----------------------------------------------------------------------------------------------------------------
   Minority interest                                                                   476               472
   Shareholders' equity:
     Common stock                                                                   22,473            22,332
     Preferred stock                                                                     0                 0
     Retained earnings                                                               3,044             3,073
     Cumulative translation adjustment                                                  83               195
----------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                   25,600            25,600
----------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                                      $35,741           $36,247
----------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                                           Three Months Ended           Six Months Ended
                                                                                June 30,                     June 30,
                                                                        ---------------------------------------------------------
   in thousands except share and per share data                            1999          1998          1999           1998
---------------------------------------------------------------------------------------------------------------------------------
   Revenue:
     Software licenses                                                       $4,020        $4,621        $9,296        $9,437
     Services                                                                 5,138         4,284        10,228         8,203
---------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                          9,158         8,905        19,524        17,640
---------------------------------------------------------------------------------------------------------------------------------
   Cost of revenue:
     Software licenses                                                          781           291         1,649           800
     Services                                                                 2,868         2,287         5,557         4,486
---------------------------------------------------------------------------------------------------------------------------------
       Total cost of revenue                                                  3,649         2,578         7,206         5,286
---------------------------------------------------------------------------------------------------------------------------------
   Gross profit                                                               5,509         6,327        12,318        12,354
---------------------------------------------------------------------------------------------------------------------------------
   Operating expenses:
     Sales and marketing                                                      3,865         3,293         7,785         6,578
     Research and development                                                 1,434         1,295         2,756         2,512
     General and administrative                                                 931           851         1,884         1,689
     Goodwill amortization                                                      114            41           227            82
     Acquisition-related and non-recurring charges                                0             0             0         1,200
---------------------------------------------------------------------------------------------------------------------------------
       Total operating expenses                                               6,344         5,480        12,652        12,061
---------------------------------------------------------------------------------------------------------------------------------
   Operating income (loss)                                                     (835)          847          (334)          293
   Other income, net                                                            103           197           299           415
---------------------------------------------------------------------------------------------------------------------------------
   Income (loss) before income taxes and minority interest                     (732)        1,044           (35)          708
   Provision (credit) for income taxes                                         (219)          315           (10)          576
---------------------------------------------------------------------------------------------------------------------------------
   Net income (loss) before minority interest                                  (513)          729           (25)          132
   Minority interest in net income (loss) of subsidiary                         (10)           (4)            4            12
---------------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                                          ($503)         $733          ($29)         $120
---------------------------------------------------------------------------------------------------------------------------------

   Basic net income (loss) per common share                                  ($0.08)        $0.12         $0.00         $0.02
---------------------------------------------------------------------------------------------------------------------------------
   Weighted average common shares                                         6,247,776     6,195,229     6,241,446     6,153,296
---------------------------------------------------------------------------------------------------------------------------------

   Diluted net income (loss) per common share                                ($0.08)        $0.12         $0.00         $0.02
---------------------------------------------------------------------------------------------------------------------------------
   Weighted average common and common equivalent shares                   6,247,776     6,317,690     6,241,446     6,211,480
---------------------------------------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                  MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                -----------------------------------
   in thousands                                                                          1999             1998
-------------------------------------------------------------------------------------------------------------------
   Cash flows from operating activities:
     Net income (loss)                                                                   ($29)             $120
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
       Acquisition-related and non-recurring charges                                        0             1,200
       Depreciation and amortization                                                      871               701
       Loss on disposal of assets, net                                                     26                 5
       Minority interest in net income of subsidiary                                        4                12
       Changes in assets and liabilities:
         Accounts receivable                                                             (900)               64
         Prepaid and deferred expenses                                                   (381)             (123)
         Other assets                                                                    (115)               23
         Accounts payable                                                                (283)             (771)
         Accrued expenses                                                                (370)             (932)
         Deferred revenue                                                                 706              (114)
-------------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) operating activities                          (471)              185
-------------------------------------------------------------------------------------------------------------------
   Cash flows from investing activities:
     Proceeds from the sale of property and equipment                                       0                19
     Purchases of property and equipment                                                 (744)           (1,189)
     Purchase of DTI Asia Pte. Ltd., net of cash acquired                                   0              (563)
-------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                        (744)           (1,733)
-------------------------------------------------------------------------------------------------------------------
   Cash flows from financing activities:
     Net borrowings under line of credit agreements                                        94                95
     Proceeds from the issuance of common stock                                           141               262
-------------------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                                     235               357
-------------------------------------------------------------------------------------------------------------------
   Effect of exchange rate changes on cash                                                 11               (68)
-------------------------------------------------------------------------------------------------------------------
   Net decrease in cash and cash equivalents                                             (969)           (1,259)
   Cash and cash equivalents at beginning of period                                    16,843            20,261
-------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                                         $15,874           $19,002
-------------------------------------------------------------------------------------------------------------------
   Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                                                            $5                $8
       Income taxes                                                                      $370            $1,003
-------------------------------------------------------------------------------------------------------------------
   Details of acquisition of DTI Asia Pte. Ltd.:
     Net liabilities, excluding cash acquired                                                              ($59)
     Purchase price in excess of the net assets acquired                                                    734
     Purchased in-process research and development                                                          980
     Stock issued                                                                                        (1,092)
-------------------------------------------------------------------------------------------------------------------
       Net cash used to acquire DTI Asia Pte. Ltd.                                                         $563
-------------------------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

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

     Operating results for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the full year.


(2) - COMPREHENSIVE INCOME

     Comprehensive income is the total of net income and all other non-owner changes in equity. Total comprehensive income (loss) was ($526,000) and $700,000 for the three month periods ended June 30, 1999 and 1998, respectively, and ($141,000) and $56,000 for the six month periods ended June 30, 1999 and 1998, respectively. The difference between net income (loss), as reported in the accompanying condensed consolidated statements of income, and comprehensive income (loss) is the foreign currency translation adjustment for the respective periods.


(3) - EARNINGS PER SHARE

     The following table reconciles the weighted average number of shares in the basic net income (loss) per common share calculation to the number of shares in the diluted net income (loss) per common share calculation:


                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                       ------------------------------- ----------------------------
                                                               1999           1998          1999        1998
------------------------------------------------------ ---------------- -------------- ------------ ---------------
 Weighted average common shares used in basic net
    income (loss) per common share....................     6,247,776      6,195,229      6,241,446    6,153,296
    Effect of stock options...........................            --        122,461             --       58,184
                                                           ---------    -----------    -----------  -----------
 Weighted average common and common equivalent
    shares used in diluted net income (loss) per
    common share......................................     6,247,776      6,317,690      6,241,446    6,211,480
                                                           =========    ===========    ===========  ===========

For the three and six month periods ended June 30, 1999, the effect of stock options outstanding for the purchase of 0 and 9 shares, respectively, were not included in the net loss per common share calculation because doing so would have been anti-dilutive.


(4) - DERIVATIVES

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity record all derivatives as either assets or liabilities at fair value. Under certain conditions, a derivative may be designated as a hedge of (1) potential changes in the fair value of an asset or liability or firm commitment, (2) the foreign currency exposure of a forecasted transaction, or
(3) the foreign currency exposure of the net investment in a foreign operation. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company's derivative activities are currently limited to entering into forward contracts to hedge potential changes in the fair value of its receivables denominated in certain foreign currencies.

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

RESULTS OF OPERATIONS

  REVENUE

                                          Three Months Ended June 30,             Six Months Ended June 30,
                                     -------------------------------------  -------------------------------------
dollars in thousands                    1999       1998      % Change          1999       1998      % Change
-----------------------------------------------------------------------------------------------------------------
Software licenses                        $4,020     $4,621      -13.0%          $ 9,296     $9,437       -1.5%
% of total revenue                        43.9%      51.9%                        47.6%      53.5%

Services                                 $5,138     $4,284       19.9%          $10,228     $8,203       24.7%
% of total revenue                        56.1%      48.1%                        52.4%      46.5%

-----------------------------------------------------------------------------------------------------------------
Total Revenue                            $9,158     $8,905        2.8%          $19,524     $17640       10.7%
-----------------------------------------------------------------------------------------------------------------

     The Company's total revenue increased 2.8% and 10.7% during the three and six month periods ended June 30, 1999, respectively, as compared to the corresponding periods in 1998. The growth in revenue resulted from an increase in the services provided to the Company's customers, as well as from increased sales of third party software products licensed through the Company's European and Canadian subsidiaries. This growth was partially offset by decreased sales of the Company's software products.

     Revenue from international customers accounted for approximately 60.6% and 64.5% of the Company's total revenue during the three months ended June 30, 1999 and 1998, respectively. International revenue accounted for approximately 62.1% and 63.2% of total revenue during the six months ended June 30, 1999 and 1998, respectively. The decrease in international revenue as a percent of total revenue was due primarily to decreased sales in Japan caused by the overall economic weakness in the region as well as incremental sales generated in North America by the Company's Canadian subsidiary, which was established in August 1998 with the acquisition of the Design Analysis Group and certain other assets of H.G.E., Inc. During the three months ended June 30, 1999, the decrease in international revenue was also caused by the strengthening of the dollar relative to the European currencies which negatively impacted the Company's revenue by approximately $182,000. Since most of the Company's international operating expenses were incurred in foreign currencies, the net impact of exchange rate fluctuations on income from operations was considerably less than the impact on revenue. If the U.S. dollar continues to strengthen in 1999 relative to the European currencies, the Company's international revenue will be negatively impacted, which could have a material adverse effect on the Company's consolidated results of operations.

     As discussed above and in previous quarterly filings with the Securities and Exchange Commission, the Company's international revenue has been negatively impacted by economic weakness in certain countries in Asia, including Japan. If the economies in Asia deteriorate further in 1999, the Company's overall Asian revenue could be adversely impacted, which could have a material adverse effect on the Company's consolidated results of operations. Consequently, the Company remains cautious in its overall outlook for Asian revenue in 1999. The Company expects that international revenue will continue to account for a significant portion of its total revenue in future periods.

     Software licenses revenue consists primarily of license fees for the Company's software products and, to a lesser extent, license fees for third party software products licensed through the Company's European and Canadian subsidiaries. Software licenses revenue decreased 13.0% and 1.5% during the three and six month periods ended June 30, 1999, respectively, as compared to the corresponding periods in 1998. This decrease resulted primarily from a lower volume of sales of the Company's software products in North America and Japan partially offset by increased sales of the Company's software products in Europe and third party software products worldwide. Revenue from third party software products totaled approximately $930,000, or 10.2% of total revenue during the three month period ended June 30, 1999, as compared to $419,000, or 4.7% of total revenue during the corresponding period in 1998. Revenue from third party products totaled approximately $2.0 million, or 10.2% of total revenue during the six month period ended June 30, 1999, as compared to $901,000, or 5.1% of total revenue during the corresponding period in 1998. The increase in revenue from third party software products is a result of incremental sales generated by the Company's Canadian subsidiary.

     Services revenue consists of revenue from software maintenance agreements and professional services, including consulting, training and funded research and development. Total services revenue increased 19.9% and 24.7% during the three and six month periods ended June 30, 1999, respectively, as compared to the corresponding periods in 1998. Both the software maintenance and the professional services components of services revenue experienced solid growth during the first six months of 1999. Software maintenance revenue grew 24.7% and 29.3% during the three and six month periods ended June 30, 1999, respectively, as compared to the corresponding periods in 1998. Professional services revenue grew 18.1% and 22.8% during the three and six month periods ended June 30, 1999, respectively, as compared to the corresponding periods in 1998. The overall increase in services revenue reflects the Company's continued emphasis on providing total solutions to its customers.

COST OF REVENUE



                                         Three Months Ended June 30,             Six Months Ended June 30,
                                     -------------------------------------  -------------------------------------
dollars in thousands                    1999       1998      % Change          1999       1998      % Change
-----------------------------------------------------------------------------------------------------------------
Cost of software licenses                $  781     $  291      168.4%          $1,649     $  800      106.1%
 Gross profit margin on software           80.6%      93.7%                       82.3%      91.5%
  licenses revenue
Cost of services                         $2,868     $2,287       25.4%          $5,557     $4,486       23.9%
 Gross profit margin on services
  revenue                                  44.2%      46.6%                       45.7%      45.3%
-----------------------------------------------------------------------------------------------------------------


     Cost of software licenses includes software royalty fees, media costs, payroll and other costs attributable to software documentation and distribution, and an allocation of depreciation, utilities and other overhead expenses incurred by the Company. Cost of software licenses revenue increased 168.4% and 106.1% during the three and six month periods ended June 30, 1999, respectively, as compared to the corresponding periods in 1998. The increase in cost of software licenses was due to higher royalties paid to third parties whose products were licensed through the Company's Canadian and European subsidiaries.

     Gross profit margin on software licenses revenue was 80.6% and 93.7% during the three month periods ended June 30, 1999 and 1998, respectively. Gross profit margin on software licenses revenue was 82.3% and 91.5% during the six month periods ended June 30, 1999 and 1998, respectively. The decline in gross profit margin was due to the increased sales of third party software products as a percent of total software licenses revenue. The gross profit margin derived from sales of third party software products has historically been lower than the gross profit margin derived from sales of the Company's software products.

     Cost of services includes payroll and overhead expenses attributable to hotline support, consulting, training and funded research and development. Cost of services revenue grew 25.4% and 23.9% during the three and six month periods ended June 30, 1999, respectively, as compared to the corresponding periods in 1998. This increase in cost of services was primarily due to the hiring of additional employees to support the growth in services provided to the Company's customers during 1999.

     Gross profit margin on services revenue was 44.2% and 46.6% during the three month periods ended June 30, 1999 and 1998, respectively. Gross profit margin on services revenue was 45.7% and 45.3% during the six month periods ended June 30, 1999 and 1998, respectively. Changes in the gross profit margin on services revenue are principally due to fluctuations in the mix of services revenue, as well as fluctuations in the profit margins realized by the Company on consulting projects performed during the periods. Historically, revenue from software maintenance agreements has generated higher profit margins than revenue from professional services.

  OPERATING EXPENSES


                                      Three Months Ended June 30,             Six Months Ended June 30,
                                  -------------------------------------  ------------------------------------
dollars in thousands                 1999       1998      % Change         1999        1998      % Change
-------------------------------------------------------------------------------------------------------------
Sales and marketing                 $ 3,865     $3,293       17.4%         $7,785      $6,578       18.3%
% of total revenue                     42.2%      37.0%                      39.9%       37.3%

Research and development            $ 1,434     $1,295       10.7%         $2,756      $2,512        9.7%
% of total revenue                     15.7%      14.5%                      14.1%       14.2%

General and administrative          $   931     $  851        9.4%         $1,884      $1,689       11.5%
% of total revenue                     10.2%       9.6%                       9.6%        9.6%

Goodwill amortization               $   114     $   41      178.0%         $  227      $   82      176.8%
% of total revenue                      1.2%       0.5%                       1.2%        0.5%

Acquisition-related and
non-recurring charges               $     0     $    0                     $    0      $1,200
% of total revenue                      0.0%       0.0%                       0.0%        6.8%
-------------------------------------------------------------------------------------------------------------

     Sales and marketing expenses include costs associated with the Company's sales channels, such as personnel, commissions, sales office costs, travel, promotional events, sales order processing, including license administration and order fulfillment, and advertising and public relations programs. Sales and marketing expenses also include an allocation of overhead expenses incurred by the Company. The absolute dollar increase in sales and marketing expenses during the three and six month periods ended June 30, 1999, as compared to the corresponding periods in 1998, resulted from the Company's continued expansion of its worldwide sales and marketing organization. Total sales and marketing employees increased to 97 at June 30, 1999, an increase of 14.1% from 85 at June 30, 1998. The Company expects to continue to invest significant resources in sales and marketing, and will plan to expand its sales and marketing organization as necessary to meet a growing demand for its products and services.

     Research and development expenses include all payroll costs attributable to research and development activities. Research and development expenses also include an allocation of overhead expenses incurred by the Company. Costs associated with funded research and development projects are included in cost of services. The increase in research and development expenses during the three and six month periods ended June 30, 1999, as compared to the corresponding periods in 1998, primarily resulted from an increase in personnel and related costs in support of expanded development efforts. The Company intends to continue to invest significant resources in research and development in the future.

     General and administrative expenses include the cost of salaries, employee benefits and other payroll costs associated with the Company's finance, accounting, human resources, information systems and executive management functions. General and administrative expenses also include an allocation of overhead expenses incurred by the Company. General and administrative expenses increased 9.4% and 11.5% during the three and six month periods ended June 30, 1999, respectively, as compared to the corresponding periods in 1998. The absolute dollar increase in these expenses was primarily due to additional expenses incurred to support the Company's worldwide growth.

     Goodwill amortization includes the amortization of purchase price in excess of net assets on the Company's acquisitions. Goodwill amortization increased 178.0% and 176.8% during the three and six month periods ended June 30, 1999, respectively, as compared to the corresponding periods in 1998, due to increased goodwill associated with the Company's acquisitions throughout 1998. The Company amortizes goodwill over the periods estimated to be benefited from the acquisitions, after considering such factors as demand, competition, service lives of employees and expected actions of competitors.

     Acquisition-related and non-recurring charges were approximately $1.2 million in the six month period ended June 30, 1998, and consist primarily of the write-off of purchased in-process research and development ("R&D") associated with the Company's acquisition of DTI Asia Pte. Ltd ("DTI"). The value assigned to in-process R&D was determined by an independent appraisal of the acquired company's assets, both tangible and intangible. The portion of the aggregate purchase price assigned to in-process R&D was determined by identifying research projects for which technological feasibility had not yet been established. The appraisal considered such factors as the estimated percent complete of each project in process at the date of acquisition, the estimated remaining costs to develop the in-process R&D into commercially viable products and the estimated discounted net future cash flows from such products. If the Company were unable to complete the R&D projects in a timely manner or lost key personnel from the acquired companies, revenue and operating income in future periods could be adversely impacted.

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

   OTHER INCOME, NET


                                     Three Months Ended June 30,             Six Months Ended June 30,
                                  -------------------------------------  ------------------------------------
dollars in thousands                 1999       1998      % Change         1999        1998      % Change
-------------------------------------------------------------------------------------------------------------
Other income net                     $ 103      $ 197      -47.7%          $ 299       $ 415      -28.0%
% of total revenue                     1.1%       2.2%                       1.5%        2.4%
-------------------------------------------------------------------------------------------------------------

     Other income, net consists of net interest income (expense), foreign currency transaction gain (loss) and gain (loss) on the disposal of property and equipment. The decrease in other income, net during the three and six month periods ended June 30, 1999, as compared to the corresponding periods in 1998, primarily resulted from a decrease in interest earned given the Company's lower cash and cash equivalents balance as well as increased foreign currency transaction losses due to the strengthening of the U.S. dollar against European currencies. From time to time, the Company may enter into forward exchange contracts to hedge exposures related to significant foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency.

   PROVISION FOR INCOME TAXES

     The Company's effective income tax rate was 28.6% and 81.4% for the first six months of 1999 and 1998, respectively. The difference between the Company's effective rate and the 34.0% statutory federal rate during the six month period ended June 30, 1999 resulted primarily from tax-exempt interest income earned by the Company as well as tax benefits gained from the Company's foreign sales corporation. The difference between the Company's effective rate and the 34.0% statutory federal rate during the six month period ended June 30, 1998 was primarily due to the non-deductibility of the $1.2 million in acquisition-related and non-recurring charges incurred by the Company during the period. Excluding this charge, the Company's effective tax rate for the first six months of 1998 would have been 30.2%. The remaining difference from the 34.0% statutory federal rate resulted from tax-exempt interest income earned by the Company as well as tax benefits gained from the Company's foreign sales corporation.

   MINORITY INTEREST IN NET INCOME OF SUBSIDIARY

     In April 1997, the Company established a Japanese subsidiary, Mechanical Dynamics Japan K.K. ("MDI-Japan"), through a joint venture agreement with ISI-Dentsu of Tokyo, Japan, the distributor of the Company's software in Japan. The $4,000 and $12,000 in minority interest in net income of subsidiary for the six months ended June 30, 1999 and 1998, respectively, represents ISI-Dentsu's 34% interest in the net income of MDI-Japan.

   EMPLOYEES

     The number of the Company's worldwide employees increased 16.1% to 296 at June 30, 1999, compared with 255 at June 30, 1998. Employment increased significantly to support the Company's growing operations worldwide. This increase in headcount includes 16 employees added from the Company's acquisition of the Design Analysis Group of H.G.E. Inc.

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

     Since the Company's products perform few date processing tasks, there is not a significant risk of a material disruption as a result of the Year 2000. The Company has completed testing on current versions of the Company's primary products, including the software delivery and license systems of the products. No areas of non-compliance were noted which required modification to the Company's software. The Company's product development group has added Year 2000 readiness to its quality assurance process for all products to ensure no Year 2000 problems are introduced during the development of software and maintenance activities. The Company's primary business management and accounting systems were replaced by the Company effective January 1999. The cost of the new systems, including certain hardware upgrades, was approximately $150,000. These systems are based on third-party products that have been certified for Year 2000 compliance. The Company's computing and communications infrastructure is currently being reviewed. An inventory of all infrastructure components has been established. Substantially all critical components of the infrastructure have been migrated to Year 2000 readiness with final testing of this migration to be completed in the third and fourth quarters of 1999. A list of key suppliers to the Company has been developed. Key suppliers were contacted and asked to show adequate readiness. Responses were reviewed and prioritized based on importance to the Company's operations beyond 1999. The Company has worked with certain suppliers to apply patches or upgrade to Year 2000 compliant versions of products. This process is substantially complete with any remaining issues expected to be addressed during the third and fourth quarters of 1999.

     The Company has not incurred significant costs to address its Year 2000 needs and does not expect that the remaining costs will be material to its consolidated financial position or results of operations. While the Company believes that its efforts to address Year 2000 issues for which it is responsible should be successful, it is possible that there will be undetected errors or defects associated with Year 2000 date functions in the Company's products and internal systems or those of its key suppliers. If this should occur, it is possible that the Company could be involved in litigation. Further, although the Company does not believe that it has any obligation to continue to support prior versions of its products after the termination of maintenance contracts covering those products, nor any obligation to make prior versions of its products, including custom applications written by the Company, Year 2000 compliant, it is possible that its customers may take a contrary position and initiate litigation. Because of the unprecedented nature of litigation in this area, it is uncertain how the Company may be affected by it. In the event of such litigation or the occurrence of one or more problems associated with Year 2000 compliance, the Company's business, financial condition, or results of operations could be materially adversely affected.

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

     The Company is currently evaluating the business implications of conversion to the Euro, including technical adaptation of information technology and other systems to accommodate Euro-denominated transactions, long-term competitive implications of the conversion, and the effect on market risk with respect to financial instruments. At this time, the Company does not expect that the Euro's introduction will have a material adverse effect upon its results of operations during or after the transition period.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $969,000 during the first six months of 1999 to $15.9 million at June 30, 1999, compared with $16.8 million at December 31, 1998. Through June 30, 1999, cash and cash equivalents decreased primarily as a result of the $471,000 in cash used in operations to fund working capital needs and $744,000 in cash used to purchase property and equipment. These decreases were partially offset by the $235,000 in aggregate proceeds from borrowings under line of credit agreements and stock issued under the Company's stock purchase plan.

     At June 30, 1999, the Company's principal commitments consisted of obligations under operating leases for facilities and equipment. The Company had no borrowings under long-term debt arrangements at June 30, 1999.

     The Company has an agreement with its principal bank for a $4.0 million line of credit facility. No borrowings were outstanding under this agreement as of June 30, 1999. The Company's subsidiaries in Germany, Italy, Sweden, and France also have line of credit and overdraft facilities that provide for aggregate borrowing availability of up to $510,000. Approximately $199,000 in borrowings was outstanding under these facilities as of June 30, 1999.

     Long-term cash requirements, other than for normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, financing growth, repurchases of the Company's common stock and the possible acquisition of software products, technologies and businesses complementary to the Company's business. The Company believes that cash flows from operations, together with existing cash balances, and available borrowings will be adequate to meet the Company's cash requirements for working capital, capital expenditures and stock repurchases for the next twelve months and the foreseeable future. The Company has not paid dividends during the period from 1996 through the second quarter of 1999 and intends to continue its policy of retaining earnings to finance future growth.

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

                           PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held on May 13, 1999. At the Annual Meeting, the shareholders of the Company (1) elected Herbert S. Amster and Joseph F. Gloudeman as Directors of the Company to hold office until the Annual Meeting of Shareholders to be held in 2002; (2) ratified and approved the Board of Directors' selection of Arthur Andersen LLP as the independent auditors of the Company for the current fiscal year ending December 31, 1999;
(3) increased the number of shares available under the Company's 1996 Stock Incentive Plan for Key Employees from 650,000 shares to 1,050,000 shares; and
(4) increased the number of shares available under the Company's Non-Employee Director Stock Option Plan from 100,000 shares to 200,000 shares. The votes were as follows:


                                                             For          Withheld     Abstained       Broker
                                                                         or Against                   Non-votes
------------------------------------------------------------------------------------------------------------------
   (1) Election of Directors:
       Herbert S. Amster                                   4,465,902       179,608         69,277
       Joseph F. Gloudeman                                 4,457,616       187,894         69,277

   (2) Approval of Arthur Andersen:                        4,672,806         2,669         39,312

   (3) Approval to Increase the Shares in the
       Company's 1996 Stock Incentive Plan for Key
       Employees:                                          3,198,742        382,491        44,145       1,089,409

   (4) Approval to Increase the Shares in the
       Company's Non-Employee Direct Stock
       Option Plan:                                        2,927,294        653,379        44,705       1,089,409
------------------------------------------------------------------------------------------------------------------


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS


    NUMBER                          EXHIBIT
-------------------------------------------------------------------------------
     (11)       Statement Re Computation of Per Share Earnings

     (27)       Financial Data Schedule



(B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Company during the three months ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 1999            MECHANICAL DYNAMICS, INC.
                                  (Registrant)


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