Form 10-Q
period 1999-09-30
MECHANICAL DYNAMICS INC \MI\
filed 1999-11-12
CIK 1011451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal period ended: SEPTEMBER 30, 1999

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



     The number of outstanding shares of the Registrant's common stock, as of November 8, 1999, was 6,275,363.

                            MECHANICAL DYNAMICS, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
PART I  -  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets
           September 30, 1999 and December 31, 1998.................................................            3

           Condensed Consolidated Statements of Income
           Three and Nine Months Ended September 30, 1999 and 1998..................................            4

           Condensed Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1999 and 1998............................................            5

           Notes to Condensed Consolidated Financial Statements.....................................            7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....            8

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............................           15

PART II -  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.........................................................           16

SIGNATURES.                                                                                                    17

INDEX TO EXHIBITS....................................................................................          18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        SEPTEMBER 30,    DECEMBER 31,
   in thousands                                                             1999             1998
----------------------------------------------------------------------------------------------------
   ASSETS:                                                               (UNAUDITED)
   Current assets:
     Cash and cash equivalents                                             $17,122           $16,843
     Accounts receivable, net                                                9,111             9,893
     Prepaid and deferred expenses                                           2,449             1,873
----------------------------------------------------------------------------------------------------
       Total current assets                                                 28,682            28,609
----------------------------------------------------------------------------------------------------
   Property and equipment, net                                               3,495             3,674
   Goodwill, net                                                             3,527             3,820
   Other assets                                                                482               144
----------------------------------------------------------------------------------------------------
   Total assets                                                            $36,186           $36,247
====================================================================================================

   LIABILITIES AND SHAREHOLDERS' EQUITY:
   Current liabilities:
     Borrowings under lines of credit                                      $    74           $   105
     Accounts payable                                                          991             1,781
     Accrued expenses                                                        2,917             3,544
     Deferred revenue                                                        5,160             4,745
----------------------------------------------------------------------------------------------------
       Total current liabilities                                             9,142            10,175
----------------------------------------------------------------------------------------------------
   Minority interest                                                           470               472
   Shareholders' equity:
     Common stock                                                           22,535            22,332
     Preferred stock                                                             0                 0
     Retained earnings                                                       3,684             3,073
     Cumulative translation adjustment                                         355               195
----------------------------------------------------------------------------------------------------
       Total shareholders' equity                                           26,574            25,600
----------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                              $36,186           $36,247
====================================================================================================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                SEPTEMBER 30,              SEPTEMBER 30,
                                                                         ----------------------------------------------------
     in thousands except share and per share data                            1999         1998          1999          1998
-----------------------------------------------------------------------------------------------------------------------------
   Revenue:
     Software licenses                                                   $    4,572   $     4,093    $   13,868    $   13,530
     Services                                                                 5,157         4,087        15,385        12,290
-----------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                          9,729         8,180        29,253        25,820
-----------------------------------------------------------------------------------------------------------------------------
   Cost of revenue:
     Software licenses                                                          871           689         2,520         1,489
     Services                                                                 2,797         2,414         8,354         6,900
-----------------------------------------------------------------------------------------------------------------------------
       Total cost of revenue                                                  3,668         3,103        10,874         8,389
-----------------------------------------------------------------------------------------------------------------------------
   Gross profit                                                               6,061         5,077        18,379        17,431
-----------------------------------------------------------------------------------------------------------------------------
   Operating expenses:
     Sales and marketing                                                      3,631         3,499        11,416        10,077
     Research and development                                                 1,362         1,358         4,118         3,870
     General and administrative                                                 886           881         2,770         2,570
     Goodwill amortization                                                      113            75           340           157
     Acquisition-related and non-recurring charges                                0           203             0         1,403
-----------------------------------------------------------------------------------------------------------------------------
       Total operating expenses                                               5,992         6,016        18,644        18,077
-----------------------------------------------------------------------------------------------------------------------------
   Operating income (loss)                                                       69          (939)         (265)         (646)
   Other income, net                                                            116           207           415           622
-----------------------------------------------------------------------------------------------------------------------------
   Income (loss) before income taxes and minority interest                      185          (732)          150           (24)
   Provision (credit) for income taxes                                         (449)         (160)         (459)          416
-----------------------------------------------------------------------------------------------------------------------------
   Net income (loss) before minority interest                                   634          (572)          609          (440)
   Minority interest in net income (loss) of subsidiary                          (6)           14            (2)           26
-----------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                                           $640         ($586)         $611         ($466)
-----------------------------------------------------------------------------------------------------------------------------

   Basic net income (loss) per common share                              $     0.10        ($0.09)   $     0.10        ($0.08)
-----------------------------------------------------------------------------------------------------------------------------
   Weighted average common shares                                         6,260,443     6,213,082     6,247,778     6,173,224
-----------------------------------------------------------------------------------------------------------------------------

   Diluted net income (loss) per common share                            $     0.10        ($0.09)        $0.10        ($0.08)
-----------------------------------------------------------------------------------------------------------------------------
   Weighted average common and common equivalent shares                   6,260,443     6,213,082     6,247,778     6,173,224
-----------------------------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                -------------------------------
   in thousands                                                                         1999              1998
---------------------------------------------------------------------------------------------------------------
   Cash flows from operating activities:
     Net income (loss)                                                                $   611             ($466)
     Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
       Acquisition-related and non-recurring charges                                        0             1,403
       Depreciation and amortization                                                    1,502             1,165
       Loss on disposal of assets, net                                                     63                39
       Minority interest in net income of subsidiary                                       (2)               26
       Changes in assets and liabilities:
         Accounts receivable                                                              552              (418)
         Prepaid and deferred expenses                                                   (603)             (264)
         Other assets                                                                    (359)              (50)
         Accounts payable                                                                (581)             (176)
         Accrued expenses                                                                (542)             (784)
         Deferred revenue                                                                 466              (636)
---------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) operating activities                         1,107              (161)
---------------------------------------------------------------------------------------------------------------
   Cash flows from investing activities:
     Proceeds from the sale of property and equipment                                       0                19
     Purchases of property and equipment                                               (1,046)           (1,507)
     Purchase of HGE, Inc., net of cash acquired                                            0            (2,040)
     Purchase of DTI Asia Pte. Ltd., net of cash acquired                                   0              (563)
---------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                      (1,046)           (4,091)
---------------------------------------------------------------------------------------------------------------
   Cash flows from financing activities:
     Net borrowings under line of credit agreements                                       (31)               85
     Proceeds from the issuance of common stock                                           203               335
---------------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                                     172               420
---------------------------------------------------------------------------------------------------------------
   Effect of exchange rate changes on cash                                                 46                72
---------------------------------------------------------------------------------------------------------------
   Net decrease in cash and cash equivalents                                              279            (3,760)
   Cash and cash equivalents at beginning of period                                    16,843            20,261
---------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                                         $17,122           $16,501
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

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                ---------------------------------
   in thousands                                                                          1999            1998
-----------------------------------------------------------------------------------------------------------------
   Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                                                          $ 13            $   10
       Income taxes                                                                      $172            $1,270
-----------------------------------------------------------------------------------------------------------------
   Details of acquisition of HGE, Inc.:
     Net liabilities, excluding cash acquired                                                             ($118)
     Purchase price in excess of the net assets acquired                                                  1,955
     Purchased in-process research and development                                                          203
-----------------------------------------------------------------------------------------------------------------
       Net cash used to acquire HGE, Inc.                                                                $2,040
-----------------------------------------------------------------------------------------------------------------
   Details of acquisition of DTI Asia Pte. Ltd.:
     Net liabilities, excluding cash acquired                                                              ($59)
     Purchase price in excess of the net assets acquired                                                    734
     Purchased in-process research and development                                                          980
     Stock issued                                                                                        (1,092)
-----------------------------------------------------------------------------------------------------------------
       Net cash used to acquire DTI Asia Pte. Ltd.                                                       $  563
-----------------------------------------------------------------------------------------------------------------

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

     Operating results for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the full year.


(2) - COMPREHENSIVE INCOME

     Comprehensive income is the total of net income and all other non-owner changes in equity. Total comprehensive income (loss) was $912,000 and ($417,000) for the three month periods ended September 30, 1999 and 1998, respectively, and $771,000 and ($361,000) for the nine month periods ended September 30, 1999 and 1998, respectively. The difference between net income (loss), as reported in the accompanying condensed consolidated statements of income, and comprehensive income (loss) is the foreign currency translation adjustment for the respective periods.


(3) - EARNINGS PER SHARE

     For the three and nine month periods ended September 30, 1999, there were no dilutive options outstanding. For the three and nine month periods ended September 30, 1998, the effect of stock options outstanding for the purchase of 45,759 and 34,956 shares, respectively, were not included in the net loss per common share calculation because doing so would have been anti-dilutive.

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

RESULTS OF OPERATIONS

   REVENUE

                                             THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                       -----------------------------------------  ---------------------------------------
   dollars in thousands                         1999        1998    % CHANGE          1999         1998       % CHANGE
-------------------------------------------------------------------------------------------------------------------------
   Software licenses                           $4,572      $4,093      11.7%          $13,868     $13,530        2.5%
    % of total revenue                           47.0%       50.0%                       47.4%       52.4%

   Services                                    $5,157      $4,087      26.2%          $15,385     $12,290       25.2%
    % of total revenue                           53.0%       50.0%                       52.6%       47.6%

------------------------------------------------------------------------------------------------------------------------
   Total revenue                               $9,729      $8,180      18.9%          $29,253     $25,820       13.3%
-------------------------------------------------------------------------------------------------------------------------

    The Company's total revenue increased 18.9% and 13.3% during the three and nine month periods ended September 30, 1999, respectively, as compared to the corresponding periods in 1998. The growth in revenue resulted primarily from increased services provided to the Company's customers, as well as from increased sales of third party software products licensed through the Company's European and Canadian subsidiaries. The revenue growth experienced by the Company during the three month period ended September 30, 1999 was also a result of increased sales of the Company's software products.

    Revenue from international customers accounted for approximately 59.8% and 62.5% of the Company's total revenue during the three months ended September 30, 1999 and 1998, respectively. International revenue accounted for approximately 61.3% and 63.0% of total revenue during the nine months ended September 30, 1999 and 1998, respectively. The decrease in international revenue as a percent of total revenue was due primarily to a decline in revenue from Japan as a percent of total revenue caused by the overall economic weakness in the region, as well as incremental sales generated in North America by the Company's Canadian subsidiary, which was established in August 1998 with the acquisition of the Design Analysis Group and certain other assets of HGE, Inc. During the three and nine months ended September 30, 1999, the decrease in international revenue was also caused by the strengthening of the dollar relative to the European currencies which negatively impacted the Company's revenue by approximately $115,000 and $261,000, respectively. Since most of the Company's international operating expenses were incurred in foreign currencies, the net impact of exchange rate fluctuations on income from operations was considerably less than the impact on revenue. If the U.S. dollar continues to strengthen in 1999 relative to the European currencies, the Company's international revenue will be negatively impacted, which could have a material adverse effect on the Company's consolidated results of operations.

    As discussed above and in previous quarterly filings with the Securities and Exchange Commission, the Company's international revenue has been negatively impacted by economic weakness in certain countries in Asia, including Japan. If the economies in Asia deteriorate further in 1999, the Company's overall Asian revenue could be adversely impacted, which could have a material adverse effect on the Company's consolidated results of operations. Consequently, the Company remains cautious in its overall outlook for Asian revenue in the fourth quarter of 1999 and the first half of 2000. The Company expects that international revenue will continue to account for a significant portion of its total revenue in future periods.

    Software licenses revenue consists primarily of license fees for the Company's software products and, to a lesser extent, license fees for third party software products licensed through the Company's European and Canadian subsidiaries. Software licenses revenue increased 11.7% and 2.5% during the three and nine month periods ended September 30, 1999, respectively, as compared to the corresponding periods in 1998. This increase resulted primarily from increased sales of third party software products in Europe and Canada, and, to a lesser extent, from increased sales of the Company's software products throughout the world. Revenue from third party software products totaled approximately $864,000, or 8.9% of total revenue during the three month period ended September 30, 1999, as compared to $674,000, or 8.2% of total revenue during the corresponding period in 1998. Revenue from third party products totaled approximately $2.9 million, or 9.8% of total revenue during the nine month period ended September 30, 1999, as compared to $1.6 million, or 6.1% of total revenue during the corresponding period in 1998.

    Services revenue consists of revenue from software maintenance agreements and professional services, including consulting, training and funded research and development. Total services revenue increased 26.2% and 25.2% during the three and nine month periods ended September 30, 1999, respectively, as compared to the corresponding periods in 1998. Both the software maintenance and the professional services components of services revenue experienced solid growth during the first nine months of 1999. Software maintenance revenue grew 41.7% and 33.6% during the three and nine month periods ended September 30, 1999, respectively, as compared to the corresponding periods in 1998. Professional services revenue grew 17.5% and 21.1% during the three and nine month periods ended September 30, 1999, respectively, as compared to the corresponding periods in 1998. The overall increase in services revenue reflects the Company's continued emphasis on providing total solutions to its customers.

   COST OF REVENUE


                                           THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                       -----------------------------------------  ---------------------------------------
   dollars in thousands                         1999         1998    % CHANGE          1999         1998     % CHANGE
-------------------------------------------------------------------------------------------------------------------------
   Cost of software licenses                   $  871      $  689      26.4%           $2,520      $1,489       69.2%
    Gross profit margin on software
     licenses revenue                            80.9%       83.2%                       81.8%       89.0%

   Cost of services                            $2,797      $2,414      15.9%           $8,354      $6,900       21.1%
    Gross profit margin on services
     revenue                                     45.8%       40.9%                       45.7%       43.9%
-------------------------------------------------------------------------------------------------------------------------


     Cost of software licenses includes software royalty fees, media costs, payroll and other costs attributable to software documentation and distribution, and an allocation of depreciation, utilities and other overhead expenses incurred by the Company. Cost of software licenses revenue increased 26.4% and 69.2% during the three and nine month periods ended September 30, 1999, respectively, as compared to the corresponding periods in 1998. The increase in cost of software licenses was due to higher royalties paid to third parties whose products were licensed through the Company's Canadian and European subsidiaries.

     Gross profit margin on software licenses revenue was 80.9% and 83.2% during the three month periods ended September 30, 1999 and 1998, respectively. Gross profit margin on software licenses revenue was 81.8% and 89.0% during the nine month periods ended September 30, 1999 and 1998, respectively. The decline in gross profit margin was due to the increased sales of third party software products as a percent of total software licenses revenue. The gross profit margin derived from sales of third party software products has historically been lower than the gross profit margin derived from sales of the Company's software products.

     Cost of services includes payroll and overhead expenses attributable to hotline support, consulting, training and funded research and development. Cost of services revenue grew 15.9% and 21.1% during the three and nine month periods ended September 30, 1999, respectively, as compared to the corresponding periods in 1998. This increase in cost of services was primarily due to the hiring of additional employees to support the growth in services provided to the Company's customers during 1999.

     Gross profit margin on services revenue was 45.8% and 40.9% during the three month periods ended September 30, 1999 and 1998, respectively. Gross profit margin on services revenue was 45.7% and 43.9% during the nine month periods ended September 30, 1999 and 1998, respectively. Changes in the gross profit margin on services revenue are principally due to fluctuations in the mix of services revenue, as well as fluctuations in the profit margins realized by the Company on consulting projects performed during the periods. Historically, revenue from software maintenance agreements has generated higher profit margins than revenue from professional services.

 OPERATING EXPENSES

                                             THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                        -----------------------------------------  --------------------------------------
   dollars in thousands                         1999        1998     % CHANGE           1999       1998       % CHANGE
-------------------------------------------------------------------------------------------------------------------------
   Sales and marketing                         $3,631      $3,499       3.8%          $11,416     $10,077       13.3%
    % of total revenue                           37.3%       42.8%                       39.0%       39.0%

   Research and development                    $1,362      $1,358       0.3%          $ 4,118      $3,870        6.4%
    % of total revenue                           14.0%       16.6%                       14.1%       15.0%

   General and administrative                  $  886      $  881       0.6%          $ 2,770      $2,570        7.8%
    % of total revenue                            9.1%       10.8%                        9.5%       10.0%

   Goodwill amortization                       $  113      $   75      50.7%          $   340      $  157      116.6%
    % of total revenue                            1.2%        0.9%                        1.2%        0.6%

   Acquisition-related and
    non-recurring charges                      $    0      $  203                     $     0      $1,403
    % of total revenue                            0.0%        2.5%                        0.0%        5.4%
-------------------------------------------------------------------------------------------------------------------------


     During the third quarter of 1999, the Company realized sequential declines in each major category of operating expense, including sales and marketing, research and development, and general and administrative expenses. In aggregate, these operating expenses declined by $351,000 from the second quarter of 1999, primarily as a result of cost management initiatives put in place by the Company's management in an effort to return the Company to profitability. These cost management initiatives involved various measures that would not have a direct impact on revenue generation, including delays in hiring or replacing employees as well as reductions in discretionary spending. An overall comparative analysis of each item in operating expense follows.

     Sales and marketing expenses include costs associated with the Company's sales channels, such as personnel, commissions, sales office costs, travel, promotional events, sales order processing, including license administration and order fulfillment, and advertising and public relations programs. Sales and marketing expenses also include an allocation of overhead expenses incurred by the Company. The absolute dollar increase in sales and marketing expenses during the three and nine month periods ended September 30, 1999, as compared to the corresponding periods in 1998, resulted from the Company's expanded worldwide sales and marketing organization. The Company's sales and marketing employees totaled 92 at September 30, 1999, an increase of 2.2% from 90 at September 30, 1998. The Company expects to continue to invest significant resources in sales and marketing, and will plan to expand its sales and marketing organization as necessary to meet a growing demand for its products and services.

     Research and development expenses include all payroll costs attributable to research and development activities. Research and development expenses also include an allocation of overhead expenses incurred by the Company. Costs associated with funded research and development projects are included in cost of services. The increase in research and development expenses during the three and nine month periods ended September 30, 1999, as compared to the corresponding periods in 1998, primarily resulted from an increase in costs to support the Company's expanded development efforts. The Company intends to continue to invest significant resources in research and development in the future.

     General and administrative expenses include the cost of salaries, employee benefits and other payroll costs associated with the Company's finance, accounting, human resources, information systems and executive management functions. General and administrative expenses also include an allocation of overhead expenses incurred by the Company. General and administrative expenses increased 0.6% and 7.8% during the three and nine month periods ended September 30, 1999, respectively, as compared to the corresponding periods in 1998. The absolute dollar increase in these expenses was primarily due to additional expenses incurred to support the Company's worldwide growth.

     Goodwill amortization includes the amortization of purchase price in excess of net assets on the Company's acquisitions. Goodwill amortization increased 50.7% and 116.6% during the three and nine month periods ended September 30, 1999, respectively, as compared to the corresponding periods in 1998, due to increased goodwill associated with the Company's acquisitions throughout 1998. The Company amortizes goodwill over the periods estimated to be benefited from the acquisitions, after considering such factors as demand, competition, service lives of employees and expected actions of competitors.

     Acquisition-related and non-recurring charges were approximately $203,000 and $1.4 million, respectively, in the three and nine month periods ended September 30, 1998, and consist primarily of the write-off of purchased in-process research and development ("R&D") associated with the Company's acquisitions of DTI Asia Pte. Ltd ("DTI") in January 1998 and the Design Analysis Group of HGE, Inc. ("HGE") in August 1998. The value assigned to in-process R&D was determined by an independent appraisal of the acquired company's assets, both tangible and intangible. The portion of the aggregate purchase price assigned to in-process R&D was determined by identifying research projects for which technological feasibility had not yet been established. The appraisal considered such factors as the estimated percent complete of each project in process at the date of acquisition, the estimated remaining costs to develop the in-process R&D into commercially viable products and the estimated discounted net future cash flows from such products. If the Company were unable to complete the R&D projects in a timely manner or lost key personnel from the acquired companies, revenue and operating income in future periods could be adversely impacted.

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

     The technology acquired from HGE consisted of a metal stamping analysis program that simulates strain in thin metal sheets. Significant projects in process at the date of acquisition included the incorporation of springback functionality into the acquired company's technology. The value of the in-process R&D was appraised using the income approach, and involved the following assumptions: the net cash inflows from the in-process R&D commencing in the second half of the year 2000, operating expenses consistent with historical levels and a risk-adjusted discount rate of 32.5%. Costs associated with the completion of these projects were consistent with the assumptions used in the valuation.

   OTHER INCOME, NET

                                              THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                       -----------------------------------------  ---------------------------------------
   dollars in thousands                          1999        1998   % CHANGE             1999       1998     % CHANGE
-------------------------------------------------------------------------------------------------------------------------
   Other income, net                             $116        $207     -44.0%             $415        $622      -33.3%
    % of total revenue                            1.2%        2.5%                        1.4%        2.4%
-------------------------------------------------------------------------------------------------------------------------

     Other income, net consists of net interest income (expense), foreign currency transaction gain (loss) and gain (loss) on the disposal of property and equipment. The decrease in other income, net during the three and nine month periods ended September 30, 1999, as compared to the corresponding periods in 1998, primarily resulted from a decrease in interest earned on the Company's cash and cash equivalents due to an increasing share of the Company's investments being made in tax-exempt securities, as well as increased foreign currency transaction losses due to the strengthening of the U.S. dollar against European currencies. From time to time, the Company may enter into forward exchange contracts to hedge exposures related to significant foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency.

   PROVISION FOR INCOME TAXES

     The Company's effective income tax rate was (306.0%) and (1733.3%) for the first nine months of 1999 and 1998, respectively. The difference between the Company's effective rate and the 34.0% statutory federal rate during the nine month period ended September 30, 1999 resulted primarily from research and development tax credits earned by the Company as a result of its investment in new technologies during 1999 as well as certain prior years. Excluding these credits, the company's effective tax rate for the nine month period was 30.0%. The remaining difference from the 34.0% statutory federal rate was due to tax-exempt interest income earned by the Company as well as tax benefits gained from the Company's foreign sales corporation. The difference between the Company's effective rate and the 34.0% statutory federal rate during the nine month period ended September 30, 1998 was primarily due to the non-deductibility of the $1.4 million in acquisition-related and non-recurring charges incurred by the Company during the period. Excluding this charge, the Company's effective tax rate for the first nine months of 1998 would have been 30.2%. The remaining difference from the 34.0% statutory federal rate resulted from tax-exempt interest income earned by the Company as well as tax benefits gained from the Company's foreign sales corporation.

   MINORITY INTEREST IN NET INCOME OF SUBSIDIARY

     The Company owns a 66% interest in its Japanese subsidiary, Mechanical Dynamics Japan K.K. ("MDI-Japan"), through a joint venture agreement with ISI-Dentsu of Tokyo, Japan, the distributor of the Company's software in Japan. The ($2,000) and $26,000 in minority interest in net income (loss) of subsidiary for the nine months ended September 30, 1999 and 1998, respectively, represents ISI-Dentsu's 34% interest in the net income of MDI-Japan.

   EMPLOYEES

     The number of the Company's worldwide employees increased 2.5% to 283 at September 30, 1999, compared with 276 at September 30, 1998.

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

     Since the Company's products perform few date processing tasks, there is not a significant risk of a material disruption as a result of the Year 2000. The Company has completed testing on current versions of the Company's primary products, including the software delivery and license systems of the products. No areas of non-compliance were noted which required modification to the Company's software. The Company's product development group has added Year 2000 readiness to its quality assurance process for all products to ensure no Year 2000 problems are introduced during the development of software and maintenance activities. The Company's primary business management and accounting systems were replaced by the Company effective January 1999. The cost of the new systems, including certain hardware upgrades, was approximately $150,000. These systems are based on third-party products that have been certified for Year 2000 compliance. The Company's computing and communications infrastructure has been reviewed. An inventory of all infrastructure components was established. The items in inventory were prioritized based on their overall impact to the Company's operations. Substantially all critical components of the infrastructure have been migrated to Year 2000 readiness with final testing of this migration to be completed in the fourth quarter of 1999. A list of key suppliers to the Company has been developed. Key suppliers were contacted and asked to show adequate readiness. Responses were reviewed and prioritized based on importance to the Company's operations beyond 1999. The Company has worked with certain suppliers to apply patches or upgrade to Year 2000 compliant versions of products. This process is substantially complete with any remaining issues expected to be addressed during the fourth quarter of 1999.

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

     The Company is currently evaluating the business implications of conversion to the Euro, including technical adaptation of information technology and other systems to accommodate Euro-denominated transactions, long-term competitive implications of the conversion, and the effect on market risk with respect to financial instruments. At this time, the Company does not expect that the Euro's introduction will have a material adverse effect upon its results of operations during or after the transition period. Substantially all of the Company's business management and accounting systems are currently able to handle transactions denominated in the Euro.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased $279,000 during the first nine months of 1999 to $17.1 million at September 30, 1999, compared with $16.8 million at December 31, 1998. Through September 30, 1999, cash and cash equivalents increased primarily as a result of the cash generated from operations of $1.1 million and $203,000 generated from the issuance of common stock, partially offset by $1.0 million in cash used to purchase property and equipment.

     At September 30, 1999, the Company's principal commitments consisted of obligations under operating leases for facilities and equipment. The Company had no borrowings under long-term debt arrangements at September 30, 1999.

     The Company has an agreement with its principal bank for a $4.0 million line of credit facility. No borrowings were outstanding under this agreement as of September 30, 1999. The Company's subsidiaries in Germany, Italy, Sweden, and France also have line of credit and overdraft facilities that provide for aggregate borrowing availability of up to $510,000. Approximately $74,000 in borrowings was outstanding under these facilities as of September 30, 1999.

     Long-term cash requirements, other than for normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, financing growth, repurchases of the Company's common stock and the possible acquisition of software products, technologies and businesses complementary to the Company's business. The Company believes that cash flows from operations, together with existing cash balances, and available borrowings will be adequate to meet the Company's cash requirements for working capital, capital expenditures and stock repurchases for the next twelve months and the foreseeable future. The Company has not paid dividends during the period from 1996 through the third quarter of 1999 and intends to continue its policy of retaining earnings to finance future growth.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS


    NUMBER                                                    EXHIBIT
   --------                                                   -------
    (4.2)       Line of Credit Demand Note between the Company and KeyBank National Association dated August 6, 1999

   (10.18)      Lease Agreement between the Company and First Martin Corporation dated August 5, 1999

     (11)       Statement Re Computation of Per Share Earnings

     (27)       Financial Data Schedule



(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the three months ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 1999      MECHANICAL DYNAMICS, INC.
                              (Registrant)


                           By: /s/ Michael E. Korybalski
                              ------------------------------------------
                              Michael E. Korybalski
                              Chairman of the Board and Chief Executive Officer (Principal Executive Officer)


                           By:/s/ David Peralta
                              -------------------------------------------
                              David Peralta
                              Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

   NUMBER                               EXHIBIT TITLE
----------------------------------------------------------------------------------------------------
    (4.2)      Line of Credit Demand Note between the Company and KeyBank
               National Association dated August 6, 1999

   (10.18)     Lease Agreement between the Company and First Martin Corporation dated August 5, 1999

    (11)       Statement Re Computation of Per Share Earnings

    (27)       Financial Data Schedule