Form 10-K405
period 1999-12-31
MECHANICAL DYNAMICS INC \MI\
filed 2000-03-30
CIK 1011451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended: DECEMBER 31, 1999, OR

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of March 15, 2000, computed by reference to The Nasdaq Stock Market closing price on such date, was approximately $29,392,000.

     The number of outstanding shares of the Registrant's common stock, as of March 15, 2000, was 6,288,818.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders, scheduled to be held on May 11, 2000, are incorporated by reference into Part III.

                            MECHANICAL DYNAMICS, INC.

                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
                                                PART I
Item 1.    Business.................................................................................            3
Item 2.    Properties...............................................................................           13
Item 3.    Legal Proceedings........................................................................           13
Item 4.    Submission of Matters to a Vote of Security Holders......................................           13

                                                PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters....................           14
Item 6.    Selected Consolidated Financial Data.....................................................           15
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations....           16
Item 7a.   Quantitative and Qualitative Disclosures about Market Risk...............................           24
Item 8.    Financial Statements and Supplementary Data..............................................           25
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....           42

                                               PART III
Item 10.   Directors and Executive Officers of the Registrant.......................................           42
Item 11.   Executive Compensation...................................................................           43
Item 12.   Security Ownership of Certain Beneficial Owners and Management...........................           43
Item 13.   Certain Relationships and Related Transactions...........................................           43

                                                PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................           44

SIGNATURES..........................................................................................           46

INDEX TO EXHIBITS...................................................................................           47

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

     In 1997, the Company established a Japanese subsidiary, Mechanical Dynamics Japan K.K., through a joint venture agreement with Information Services International-Dentsu, Ltd. ("ISI-Dentsu") of Tokyo, Japan, the distributor of the Company's software in Japan. In 1997, the Company also acquired StatDesign, Inc., an engineering software and services firm based in Dearborn, Michigan. The aggregate purchase price of approximately $2.2 million consisted of $1.4 million in cash and 170,227 shares of the Company's common stock valued at approximately $868,000. Subsequent to the closing of the acquisition, the operations of StatDesign were integrated within the Company. See Note 2 of Notes to Consolidated Financial Statements.

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

     ADAMS(R) and the Company's logo are registered trademarks of the Company. ADAMS/Animation, ADAMS/Car, ADAMS/Controls, ADAMS/Driver, ADAMS/Engine, ADAMS/Exchange, ADAMS/Flex, ADAMS/Hydraulics, ADAMS/Insight, ADAMS/Linear, ADAMS/PostProcessor, ADAMS/Pre, ADAMS/Rail, ADAMS/Solver, ADAMS/Tire, ADAMS/View, CAT/ADAMS, Dynamic Designer and MECHANISM/Pro are trademarks of the Company. All rights reserved. All other trade names and trademarks appearing in this Form 10-K are the property of their respective holders.

PRODUCTS

     MDI develops, markets and supports virtual prototyping software packages capable of simulating the many varied and complex component interactions and operating environments that companies face when designing their products. The Company's primary software line is the ADAMS Professional Series. The principal product in this line, the ADAMS Full Simulation Package, is comprised of ADAMS/Solver and ADAMS/View, and can be used as a self-contained software package or with additional modules developed by the Company as well as with third-party software. In addition, certain original equipment manufacturers ("OEM") license the Company's motion simulation software in order to embed the Company's software in the OEM's design software packages. The U.S. list price for the ADAMS Full Simulation Package is approximately $24,000 per license depending upon configuration. The U.S. list prices for the Company's additional software products typically range from $3,000 to $27,000. The Company also packages several of its additional software products into industry or application-specific packages. These packages have U.S. list prices ranging from $13,000 to $60,000. In the future, the Company intends to offer additional products and packages as part of its ADAMS software product line. Since the Company's sales are concentrated in the ADAMS Professional Series product line, a decline in the demand for ADAMS software and services would have a material adverse effect on the Company's business, financial condition and results of operations.

     ADAMS and the modular packages of ADAMS software are available on a number of platforms, including Intel Pentium-based PCs running the Microsoft Windows NT operating system and UNIX-based workstations and servers from Silicon Graphics, Hewlett-Packard, Sun Microsystems, IBM and Digital Equipment.

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

   Industry-specific packages

     - ADAMS/Car was developed by the Company in collaboration with a consortium of major automotive manufacturers. ADAMS/Car is a special version of ADAMS designed specifically for advanced vehicle simulation. Embedded within the software are the specialized design and analytical expertise of automotive industry leaders. A custom menu-driven user interface highlights capabilities familiar to vehicle designers so customers can use ADAMS/Car with little formal training.

     - ADAMS/Driver allows the user to add the element of human driver response to vehicle simulations. ADAMS/Driver can simulate the actions and reactions of a vehicle's operator under a variety of driving conditions.

     - ADAMS/Engine is a specialized software environment which enables an engineering team to predict, refine, and optimize the high-frequency performance of powertrain components and subsystems as part of an overall vehicle design. Users can also combine their designs of individual powertrain components and subsystems into a complete engine simulation, allowing them to solve problems of structural load, life, durability, vibration, and performance within defined cost, weight, and packaging constraints.

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

     Visualization and Other Options

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

     - ADAMS/Insight provides experimental design methods for improved understanding and refinement of complex mechanical system designs. It enables Web-based collaboration through allowing experiment results to be posted and shared among engineering groups.

     - ADAMS/PostProcessor is a high-performance tool for visualizing ADAMS simulation results. Used as a standalone or integrated with ADAMS/View, ADAMS/PostProcessor simplifies and speeds the steps required to view, study, and understand ADAMS simulation results.

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

     - ADAMS/Hydraulics is an add-on module for the simulation of complex mechanical systems powered by hydraulic elements. Static, linear, transient, and dynamic analyses are all supported for combined mechanical and hydraulic models.

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

     - CAT/ADAMS was developed by the Company in collaboration with a consortium of major automotive manufacturers and was designed to facilitate the exchange of data between ADAMS and the widely used CATIA computer-aided design, manufacturing, and engineering (CAD/CAM/CAE) package from Dassault Systemes.

     - Dynamic Designer was purchased by the Company in conjunction with its acquisition of DTI in January 1998. Dynamic Designer is a mechanical design simulation software product embedded in leading mid-range CAD environments, which today includes the AutoCAD and Mechanical Desktop product lines from Autodesk, Inc., the SolidWorks product line from SolidWorks Corp., and the Solid Edge product line from Unigraphics Solutions, Inc.

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

ADAMS OEM PRODUCTS

     OEM Products are kinematic and dynamics motion simulation products that are embedded in OEMs' design software packages. The Company has entered into license agreements or arrangements with several OEMs, including Structural Dynamics Research Corporation ("SDRC"), Unigraphics Solutions, Inc., Bentley Systems, Engineering Animation, Inc., and Tecnomatix Technologies Ltd. under which the OEMs are licensed to embed the Company's products in the OEMs' software packages. These products provide limited virtual prototyping capabilities, and can be upgraded by licensing ADAMS/Solver directly from the Company.

SERVICES

     Software Maintenance Services

     A critical component of MDI's strategy is to provide a wide range of customer support services. These services include hotline support and on-site support and training. Product support is provided pursuant to renewable annual maintenance contracts. Customers who purchase maintenance agreements receive product enhancement releases and hotline support at no additional charge. On-site support and training are priced separately. Approximately 19.7%, 16.3%, and 15.9% of the Company's total revenue was realized from maintenance contracts in 1999, 1998, and 1997, respectively.

     Professional Services

     The Company provides consulting, training and funded research and development services to customers in connection with a wide range of product design and engineering projects. MDI's primary objectives with regard to its services include: (1) providing total solutions to its customers' problems; (2) leveraging software sales; (3) enhancing customer loyalty and repeat and renewal business; (4) growing the services business of the Company profitably; (5) aggressively exploring and penetrating new markets; and (6) obtaining customer feedback on its products.

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

     The Company's services staff provides these services on either a time and materials or a fixed fee basis depending on the project and the requirements of the customer. Contract fees range from a few thousand dollars to several hundred thousand dollars depending upon the scope of the project, and contract durations range from a few weeks to several years. From time to time the Company has incurred losses in connection with fixed price contracts. If the Company underestimates the expenses required to perform under fixed fee contracts, it could incur losses on these contracts. The Company has not incurred a material loss from underestimating the expenses on any fixed fee contract during 1999, 1998 or 1997.

CUSTOMERS

     The Company's customers include companies in a wide variety of industries. Historically, the Company's largest customers have been automobile manufacturers and automotive suppliers operating in an industry which can be highly cyclical. During 1999, 1998, and 1997, automotive-related customers accounted for approximately 54.0%, 54.7%, and 50.5% of the Company's total revenue, respectively. No customer accounted for greater than 10% of the Company's total revenue in 1999 or 1998. Ford Motor Company accounted for approximately 10.6% of the Company's total revenue in 1997. No other customer accounted for greater than 10% of the Company's total revenue in 1997.

     Segments within the auto industry, in each of the United States, Europe and Japan, have, from time to time, experienced significant economic downturns characterized by decreased product demand, reductions in capital expenditures, production over-capacity, price erosion, work slowdowns, strikes and layoffs. The Company's operations may in the future reflect substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect upon the Company's business, financial condition and results of operations.

SALES AND MARKETING

     The Company markets its products through direct sales in North America, Europe and to a lesser extent in Asia, a group of international distributors in over 25 countries and through reselling alliances with certain integrated mechanical CAD/CAM/CAE software vendors. The Company conducts sales activities from its headquarters in Ann Arbor, Michigan, domestic sales offices in Atlanta, GA; Austin, TX; Chicago, IL; Cleveland, OH; Los Angeles, CA; Phoenix, AZ; Seattle, WA; and Washington D.C., as well as its subsidiaries' offices in England, France, Germany (three offices), Italy (two offices), Sweden (2 offices), Canada (2 offices), Japan and Singapore, and its foreign branch offices in China and India. The Company employs engineers and technically proficient salespersons capable of serving the technology needs of current and prospective customers' engineering, design and manufacturing staffs.

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

     The Company also has alliances with vendors of complementary computer-aided engineering and testing solutions, such as ANSYS, Inc., MSC.Software Corp., MTS Systems Corp., The Mathworks, Inc., nCode International Ltd., Structural Research & Analysis Corp., and Wind River Systems, Inc. These relationships entail collaborative development to support interfaces between the products of the Company and each partner, as well as cooperative marketing and selling activity. By working with these vendors, the Company seeks to satisfy the needs of its customers across a wide range of computer-aided engineering and testing applications. The Company and its partners jointly participate in promotional activities, trade shows, user conferences, customer presentations and customer proposals.

     The Company markets and sells third party software products through distributor agreements with certain other CAE vendors whose technologies help it provide a total solution to its customers. As of December 31, 1999 the Company distributes software products of ANSYS, Inc. in both the United Kingdom and Canada in addition to providing consulting services related to those products. Throughout Sweden, the Company distributes MATRIXx, a product of Wind River Systems, Inc. Revenue from third party software products accounted for approximately 9.7%, 7.1%, and 2.2% of the Company's total revenue in 1999, 1998 and 1997, respectively.

     The Company has formed relationships with several CAD/CAM companies, including Autodesk, Inc., Bentley Systems, Inc., Dassault Systemes, Engineering Animation, Inc., Parametric Technology Corp., SolidWorks Corp., Structural Dynamics Research Corporation, Tecnomatix Technologies Ltd., and Unigraphics Solutions Inc. Through these alliances, the Company collaborates with its partners to develop and support embedded, add-on software modules for each CAD/CAM environment. These embedded modules enable CAD/CAM users to model and simulate mechanical systems and interface with the Company's full ADAMS product line. The Company believes that strategic alliances are important to its long-term success and intends to continue to pursue such alliances in the future.

     International revenue (i.e., revenue from sales outside of North America) accounted for approximately 61.7%, 62.4%, and 65.2% of the Company's total revenue in 1999, 1998, and 1997, respectively. A summary of the Company's revenue by geographic area is presented in Note 8 of Notes to Consolidated Financial Statements.

     In Asia, and, to a lesser extent, in North America and Europe, the Company markets its products and services through contractual relationships with distributors. A significant portion of the Company's revenue in Asia is derived from its distributors in Japan, Korea, India, China, Taiwan and Singapore. The Company's largest distributor, ISI-Dentsu, is located in Japan and accounted for approximately 12.6%, 13.2%, and 15.3% of the Company's total revenue in 1999, 1998, and 1997, respectively. There can be no assurance that in the future the Company's current distributors will choose or be able to market or service and support the Company's products effectively, that economic conditions or industry demand will not adversely affect the distributors or that such distributors will not devote greater resources to marketing and supporting products of other companies. Additionally, because the Company's products are typically used by skilled professionals, in order to be effective, a distributor must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of distributors possess such resources. The loss of or a significant reduction in revenue from a distributor could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company generally prices its software products and services in local currencies in Europe, Canada and Japan. In 1999, the net impact of exchange rate fluctuations positively affected the Company's international revenue by approximately $432,000. The strengthening of the dollar in 1998, relative to the European and Japanese currencies, negatively affected 1998 international revenue by approximately $883,000. Since most of the Company's international operating expenses were incurred in foreign currencies, the net impact of exchange rate fluctuations on income from operations in 1999 and 1998 was considerably less than the impact on revenue. If the U.S. dollar strengthens in 2000 relative to the European, Canadian or Japanese currencies, the Company's international revenue will be negatively impacted, which could have a material adverse effect on the Company's consolidated results of operations.

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

     Software products as complex as those offered by the Company may contain defects or failures that may be detected at any point in the product's life cycle. The Company has, in the past, discovered software defects in certain of its products. The Company's standard warranty provides that if the software does not function to published specifications, the Company will, within a limited time period following delivery, use its best efforts to repair or replace the defective software without charge. To date, the Company has not experienced significant technical errors or other product performance issues, and warranty costs have been insignificant. There can be no assurance that, despite testing by the Company, errors will not be found in current or new products after commencement of commercial shipments, resulting in injury to the Company's reputation, increased warranty and service costs, loss of market share or failure to achieve market acceptance. Any such occurrence could have a material adverse effect upon the Company's business, financial condition and results of operations.

     As of December 31, 1999, the Company's research and development group consisted of 55 full-time employees. During 1999, 1998, and 1997, the Company's research and development expenses were approximately $5.6 million, $5.3 million, and $4.7 million, respectively. The Company anticipates that it will commit substantial resources to research and development in the future.

BACKLOG

     The Company typically ships its products within 30 days after acceptance of a customer purchase order and execution of a software license agreement. Accordingly, the Company does not believe that its backlog at any particular point in time is indicative of future revenue levels.

COMPETITION

     The markets for the Company's products and services are highly competitive and subject to rapid change. The Company believes the principal competitive factors in this market are product quality, ease of use, quality of support, performance and price, functionality and features, ease of integration with customers' design processes, strategic alliances and vendor and product reputation. In general, the Company's current competition comes from three sources: the traditional method of testing hardware prototypes, whether performed internally or externally, by the Company's current or potential customers, other virtual prototyping software vendors, including Parametric Technology Corp. and MSC.Software Corp., and the internal software development groups of its current or potential customers. A number of the Company's competitors have longer operating histories, greater financial, technical, sales, marketing and other resources, greater name recognition, more extensive distribution and sales networks and a larger, more established customer base.

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

     The Company's products address the market for virtual prototyping software. Because this market is still evolving, it is difficult to assess or predict with any assurance the growth rate, if any, and size of this market. Also, as is typical in the case of a new and evolving industry, demand and market acceptance for virtual prototyping software products and services are subject to a high level of uncertainty. The Company's future financial performance will depend in large part on growth in the virtual prototyping market and upon the Company's ability to successfully market its ADAMS products and services. There can be no assurance the virtual prototyping market will grow in the future or that the Company's products and services will achieve wider market acceptance. There are certain prototyping applications to which the Company's products may not provide an effective solution due to limitations in the capabilities of the Company's products and, as such, the Company's products may not be accepted by certain customers. If the virtual prototyping market fails to grow or grows more slowly than anticipated, or if the Company's products do not achieve significant market acceptance, the Company's business, financial condition and results of operations will be materially adversely affected.

PROPRIETARY RIGHTS

     The Company's success depends in large part upon its proprietary software technology. The Company currently relies on trade secret, copyright and trademark laws, and license agreements with all of its customers to protect its proprietary rights in its software products. The Company also ships its ADAMS software with either an encoded password scheme or a security device. The Company's software copies are locked to a specific central processing unit and contain codes that will prohibit the user from running the software after a certain date. The Company generally enters into proprietary information and confidentiality agreements with its employees and distributors, and limits access to and distribution of its software, documentation and other proprietary information. The Company generally does not license or release the source code for its proprietary software to third parties. Despite these precautions, there can be no assurance that a third party will not copy or otherwise obtain and use the Company's products or technology without authorization, or develop similar or superior technology independently. The

Company distributes its Dynamic Designer software products and demonstration copies of its other products in North America, Europe and Asia pursuant to "shrink-wrap" licenses. There can be no assurance that such licenses are enforceable. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company believes that its products do not infringe on the proprietary rights of third parties, and although the Company has received no communications from third parties alleging the infringement of the proprietary rights of such parties, there can be no assurance that infringement claims will not be asserted against the Company in the future or that any such claims will not require the Company to enter into costly litigation. Irrespective of the validity or the successful assertion of such claims, any such litigation could result in substantial costs and a significant diversion of management's attention and resources, and these results as well as any adverse judgment that might be rendered could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if any claims or actions are asserted against the Company, the Company may choose or be required to obtain a license under a third party's intellectual property rights. There can be no assurance that under such circumstances a license would be available upon reasonable terms or at all.

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

EMPLOYEES

     As of December 31, 1999, the Company had 284 employees, consisting of 107 in engineering services, 94 in sales and marketing, 55 in research and development and 28 in general and administrative capacities. Of these, 140 are located at the Company's headquarters in Ann Arbor, Michigan, 20 are located at the Company's domestic offices in Arizona, California, Georgia, Illinois, Maryland, Ohio, Texas, Washington, and Wisconsin, 18 are located at the Company's Canadian subsidiary, 96 are located at the Company's European and Asian subsidiaries and 10 are located at the Company's foreign branch offices in China and India. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

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

ACQUISITIONS

     The Company periodically acquires or invests in businesses, software products and technologies which are complementary to the Company's business. The risks associated with such acquisitions or investments include, among others, the difficulty of assimilating the operations and personnel of the companies, the failure to realize anticipated synergies and the diversion of management's time and attention. In addition, such investments and acquisitions may contribute to fluctuations in quarterly results of operations due to merger-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets or in-process research and development recorded in connection with the acquisitions, any of which could negatively impact results of operations for a given period. There can be no assurance that the Company will be successful in overcoming such risks or that such investments and acquisitions will not have a material adverse effect upon on the Company's business, financial condition or results of operations.

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


ITEM 2. PROPERTIES

     The Company currently occupies approximately 39,000 square feet of space at its headquarters in Ann Arbor, Michigan. Approximately 3,200 square feet will expire on December 31, 2000 with the remaining 35,800 square feet expiring upon completion of construction of the Company's new headquarters (see below). The Company also leases sales offices in Michigan, Texas, California, Maryland, Canada, France, Sweden, England, Germany, Italy, Czech Republic, Japan, China, Singapore and India.

     The Company has signed an agreement with its current landlord to lease office space in a new headquarters facility in Ann Arbor, Michigan. The new facility is currently under construction with an expected completion date in the fourth quarter of 2000. This facility will consist of approximately 70,500 square feet of space, and the initial lease term will be ten years expiring in December 2010. The new lease agreement allows for the Company to continue to occupy its current headquarters until construction is complete on the new building. At that time, the current lease will terminate and the new lease will become effective.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various ordinary or routine litigation incidental to its business, none of which, in the opinion of management, is deemed to be material.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the last quarter of the year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on The Nasdaq Stock Market under the symbol "MDII." The range of high and low sale prices for the Company's common stock on that market for each of the quarters in the last two years are as follows:

                                                                                          MARKET PRICES
                                                                               -------------------------------------
                                                                                     HIGH                LOW
--------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999:
  Fourth quarter..........................................................          $  5.38            $  4.25
  Third quarter...........................................................             6.00               4.38
  Second quarter..........................................................             7.38               4.75
  First quarter...........................................................             8.13               6.00
Year ended December 31, 1998:
  Fourth quarter..........................................................          $  8.25            $  3.75
  Third quarter...........................................................            11.00               6.31
  Second quarter..........................................................            14.00               9.63
  First quarter...........................................................            10.50               6.63

     As of December 31, 1999, there were 188 shareholders of record of the Company's common stock. This may not be an accurate indication of the total shareholders of the Company as of December 31, 1999, since many nominees hold the Company's shares in street name for the beneficial owners.

     The Company has never declared or paid cash dividends on its capital stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The consolidated statement of income data for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 and the consolidated balance sheet data as of December 31, 1999, 1998, 1997, 1996 and 1995 presented below are derived from the Company's consolidated financial statements audited by Arthur Andersen LLP.

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------------------------------
In thousands, except per share data                    1999            1998           1997          1996          1995
--------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME DATA:
  Revenue........................................   $  40,255      $  36,575        $ 30,191      $ 25,383      $ 21,256
  Operating income (loss) .......................         340           (556)(1)         965(2)      2,503         1,666

  Net income (loss) .............................       1,095           (217)            744         2,071         1,381
  Accretion of value of warrants.................          --             --              --            --           234
  Net income (loss) available to common
     shareholders................................       1,095           (217)            744         2,071         1,147
  Pro forma diluted net income (loss) per common
     share.......................................        0.18          (0.04)           0.13          0.41          0.30

                                                   -----------------------------------------------------------------------
                                                                             AS OF DECEMBER 31,
                                                   -----------------------------------------------------------------------
In thousands                                            1999            1998           1997          1996         1995
--------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA (3):
  Cash and cash equivalents......................   $  17,741      $  16,843        $ 20,261      $ 20,570 (4)  $  1,141
  Total assets...................................      38,189         36,247          34,147        29,812         9,338
  Long-term debt, less current portion...........          --             --              --            --            --
  Redeemable common stock........................          --             --              --           167           859
  Shareholders' equity...........................      27,171         25,600          23,970        22,185 (4)     1,334

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

OVERVIEW

     The Company develops, markets, and supports virtual prototyping solutions. The Company's virtual prototyping software allows an engineer or designer to design a complete product by simulating, both visually and mathematically, a product in motion. The Company's principal software product, ADAMS Full Simulation Package, is used by customers to simulate mechanical systems. The Company's revenue has in the past been, and is expected to be in the future, derived primarily from its ADAMS Full Simulation Package and related software products and services.

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

RESULTS OF OPERATIONS

   REVENUE


In thousands                                 1999        % CHANGE         1998         % CHANGE         1997
-----------------------------------------------------------------------------------------------------------------
Software licenses...................     $  19,159          (2.5%)      $  19,659         13.9%       $  17,258
  % of total revenue................          47.6%                          53.7%                         57.2%

Software maintenance services.......     $   7,941          33.5%       $   5,949         23.8%       $   4,806
  % of total revenue................          19.7%                          16.3%                         15.9%

Professional services and other.....     $  13,155          20.0%       $  10,967         34.9%       $   8,127
  % of total revenue................          32.7%                          30.0%                         26.9%

Total revenue.......................     $  40,255          10.1%       $  36,575         21.1%       $  30,191

     The Company's total revenue increased 10.1% to $40.3 million in 1999 from $36.6 million in 1998. During 1998, total revenue increased 21.1% from $30.2 million in 1997. The growth in revenue during 1999 and 1998 resulted primarily from increased software maintenance services on the Company's software products, increased professional services provided to the Company's customers, and increased sales of third-party software products. During 1999, the Company achieved revenue growth in North America and Europe, and experienced a slight decline in revenue from Asia. During 1998, the Company achieved revenue growth in each of these three geographic regions. A summary of the Company's revenue by geographic location is presented in Note 8 of Notes to Consolidated Financial Statements.

     Revenue from international customers accounted for approximately 61.7%, 62.4%, and 65.2% of the Company's total revenue in 1999, 1998, and 1997, respectively. The decrease in international revenue as a percent of total revenue during 1999 and 1998, as compared to 1997, was due primarily to weakness experienced in certain countries in Asia, as well as an increase in revenue from North America, due in part to the Company's August 1998 acquisition of the Design Analysis Group of H.G.E. Inc. ("HGE"), an engineering software and services firm based in Toronto, Ontario, Canada. The weakness experienced by the Company in Asia during 1998 and the first half of 1999 resulted primarily from continuing economic pressures facing Japan and other countries in the region. If the economies in Asia continue to deteriorate in 2000, the Company's overall Asian revenue could be adversely impacted, which could have a material adverse effect on the Company's consolidated results of operations. Consequently, the Company remains cautious in its overall outlook for Asian revenue in the first half of 2000. The Company expects that international revenue will continue to account for a significant portion of its total revenue in future periods.

     Outside of North America and Europe, the Company relies primarily on distributors and sales representatives for the licensing and support of its products. Distributors and sales representatives accounted for approximately 20.4%, 21.3%, and 27.8% of the Company's total revenue in 1999, 1998, and 1997, respectively. The decrease in revenue from distributors and sales representatives in 1999, as compared to 1998, resulted primarily from increased revenue from professional services provided directly to the Company's customers as well as increased revenue generated from sales of third-party software products. The Company's Japanese distributor, Information Services International-Dentsu, Ltd. ("ISI-Dentsu"), accounted for approximately 12.6%, 13.2%, and 15.3% of the Company's total revenue in 1999, 1998, and 1997, respectively.

     The Company generally prices its software products and services in local currencies in Europe, Canada, and Japan. In 1999, the net impact of exchange rate fluctuations positively affected the Company's international revenue by approximately $432,000. The strengthening of the dollar in 1998, relative to the European and Japanese currencies, negatively affected 1998 international revenue by approximately $883,000. Since most of the Company's international operating expenses were incurred in foreign currencies, the net impact of exchange rate fluctuations on income from operations in 1999 and 1998 was considerably less than the impact on revenue. If the U.S. dollar strengthens in 2000 relative to the European, Canadian, or Japanese currencies, the Company's international revenue will be negatively impacted, which could have a material adverse effect on the Company's consolidated results of operations.

     Revenue from automotive-related customers accounted for approximately 54.0%, 54.7%, and 50.5% of the Company's total revenue in 1999, 1998, and 1997, respectively. No customer accounted for greater than 10% of the Company's total revenue in 1999 and 1998. Sales to Ford Motor Company accounted for approximately 10.6% of the Company's total revenue in 1997. No other customer accounted for greater than 10% of the Company's total revenue in 1997.

     Software licenses revenue consists primarily of license fees for the Company's software products and, to a lesser extent, license fees from third-party software products licensed through the Company's European and Canadian subsidiaries. Software licenses revenue decreased 2.5% from 1998 to approximately $19.2 million in 1999. The decrease resulted from a lower volume of the Company's software licenses sold in North America and Asia, partially offset by a higher volume of software licenses sold in Europe. In 1998, software licenses revenue grew 13.9% over 1997 to approximately $19.7 million. The increase resulted from a higher volume of software licenses sold worldwide, primarily from third party software products. Revenue from third-party products accounted for $3.9 million in 1999, or 9.7% of total revenue, $2.6 million in 1998, or 7.1% of total revenue, and $678,000 in 1997, or 2.2% of total revenue. The increase in revenue from third-party products is a result of the Company's strategy to provide a growing suite of complementary software products to its customers.

     Software maintenance services revenue consists of revenue generated from maintenance and support agreements on the Company's software products. Software maintenance services revenue increased 33.5% from 1998 to approximately $7.9 million in 1999. In 1998, software maintenance services revenue grew 23.8% over 1997 to approximately $5.9 million. The increases realized in 1999 and 1998 reflect the continuing growth of the Company's customer base, as well as the strong maintenance renewal rate the Company has historically experienced with respect to software maintenance agreements.

     Professional services and other revenue consists primarily of revenue from consulting, training and funded research and development projects. Professional services revenue grew 20.0% over 1998 to approximately $13.2 million in 1999, and 34.9% over 1997 to approximately $11.0 million in 1998. The overall increases in professional services revenue reflect the Company's continued emphasis on providing total solutions to its customers.

   COST OF REVENUE


In thousands                                 1999        % CHANGE         1998         % CHANGE         1997
-----------------------------------------------------------------------------------------------------------------
Cost of software licenses...........       $   3,473        40.1%       $  2,479         213.4%       $     791
  Gross profit margin on software
    licenses revenue................            81.9%                       87.4%                          95.4%

Cost of services....................       $  11,306        18.0%       $  9,581          35.6%       $   7,066
  Gross profit margin on services
    revenue.........................            46.4%                       43.4%                          45.4%

     Cost of software licenses includes software royalty fees, media costs, payroll and other costs attributable to software documentation and distribution, and an allocation of depreciation, utilities and other overhead expenses incurred by the Company. Cost of software licenses increased 40.1% from 1998 to approximately $3.5 million in 1999. In 1998, cost of software licenses increased 213.4% from 1997 to approximately $2.5 million. During both years, the increases were primarily due to additional royalties paid to third parties whose products are licensed through the Company's European and Canadian subsidiaries, and, to a lesser extent, additional royalties paid to third parties whose products are embedded in the Company's ADAMS software.

     Gross profit margin on software licenses revenue was 81.9%, 87.4%, and 95.4% during 1999, 1998, and 1997, respectively. The decline in gross profit margin during 1999 and 1998 was due to the increased sales of third party software products as a percentage of total software licenses revenue. Historically, licenses revenue from the Company's software products has generated higher profit margins than revenue from third-party software products.

     Cost of services includes payroll and overhead expenses attributable to hotline support, consulting, training and funded research and development. Cost of services revenue grew 18.0% over 1998 to approximately $11.3 million in 1999. In 1998, cost of services revenue grew 35.6% over 1997 to approximately $9.6 million. These increases resulted from the hiring of additional employees to support the growth in software maintenance services revenue and professional services revenue during 1999 and 1998.

     Gross profit margin on services revenue was 46.4%, 43.4%, and 45.4% during 1999, 1998, and 1997, respectively. The increase in gross profit margin during 1999, as compared to 1998, was primarily due to the increase in software maintenance services revenue as a percentage of total services revenue. The decline in gross profit margin during 1998, as compared to 1997, was primarily due to the increase in professional services revenue as a percentage of total services revenue. Historically, software maintenance services revenue has generated higher profit margins than revenue from professional services.

   OPERATING EXPENSES

In thousands                                 1999        % CHANGE         1998         % CHANGE         1997
----------------------------------------------------------------------------------------------------------------
Sales and marketing.................       $  15,394         8.1%       $  14,245         22.3%       $  11,644
  % of total revenue................            38.2%                        38.9%                         38.6%

Research and development............       $   5,603         6.4%       $   5,265         11.3%       $   4,729
  % of total revenue................            13.9%                        14.4%                         15.7%

General and administrative..........       $   3,685         6.1%       $   3,472          8.4%       $   3,202
  % of total revenue................             9.2%                         9.5%                         10.6%

Goodwill amortization...............       $     454        33.1%       $     341        227.9%       $     104
  % of total revenue................             1.1%                         0.9%                          0.3%

Acquisition-related costs and non-
  recurring charges.................       $      --                    $   1,748          3.4%       $   1,690

  % of total revenue................             0.0%                         4.8%                          5.6%

     Sales and marketing expenses include costs associated with the Company's sales channels, such as personnel, commissions, sales office costs, travel, promotional events, sales order processing, including license administration and order fulfillment, and advertising and public relations programs. Sales and marketing expenses also include an allocation of overhead expenses incurred by the Company. The absolute dollar increase in sales and marketing expenses in 1999 and 1998 resulted from the Company's continued expansion of its worldwide sales and marketing organization, as well as the increase in commissions paid on the higher level of revenue. During 1999, the number of employees in sales and marketing increased from 93 to 94. The Company expects to continue to invest significant resources in sales and marketing, and will expand its sales and marketing organization as necessary to meet a growing demand for its products and services.

     Research and development expenses include all payroll costs attributable to research and development activities, as well as an allocation of overhead expenses incurred by the Company. The absolute dollar increase in research and development expenses in 1999 and 1998 resulted from an increase in costs in support of expanded product development efforts. Funded research and development expenses, which are not included in research and development expenses but are included in cost of services revenue, represented 0.9%, 0.7%, and 2.7%, of total revenue in 1999, 1998, and 1997, respectively. The majority of the revenue received and expenses incurred for funded research and development was directly related to projects associated with the ongoing development of the Company's content-rich software products, including ADAMS/Car, ADAMS/Engine and ADAMS/Rail. The Company intends to continue to invest significant resources in research and development in the future.

     General and administrative expenses include the cost of salaries, employee benefits and other payroll costs associated with the Company's finance, accounting, human resources, information systems and executive management functions. General and administrative expenses also include an allocation of overhead expenses incurred by the Company. General and administrative expenses grew 6.1% over 1998 to approximately $3.7 million in 1999, in support of the Company's growing operations worldwide. General and administrative expenses grew 8.4% over 1997 to approximately $3.5 million in 1998. The Company expects general and administrative expenses to increase in absolute dollars in the future. However, these expenses may vary as a percentage of total revenue from period to period.

     Goodwill amortization includes the amortization of purchase price in excess of net assets on the Company's acquisitions. Goodwill amortization increased 33.1% in 1999, as compared to 1998, due to increased goodwill associated with the Company's acquisition of HGE in August 1998. Goodwill amortization increased 227.9% in 1998, as compared to 1997, due to increased goodwill associated with the acquisitions of DTI Asia Pte. Ltd. ("DTI") in January 1998 and StatDesign, Inc. ("StatDesign") in October 1997. The Company amortizes goodwill over the periods estimated to be benefited from the acquisitions, after considering such factors as demand, competition, service lives of employees, and expected actions of competitors.

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

     In November 1998, the Company acquired certain technology from the University of Iowa and recorded a non-recurring charge to operations of $400,000 for the write-off of purchased in-process R&D. The purchase price was allocated to in-process R&D as the software had not reached technological feasibility and no other tangible or intangible assets were identified. The technology acquired consisted of component-level durability sensitivity analysis technology. Significant projects in process at the date of acquisition included further development of this technology and integration with the Company's ADAMS software to provide system-level durability design sensitivity prediction capabilities. Since the acquisition, the Company, along with scientists from the University of Iowa, has developed and initiated a plan to jointly enhance and integrate the University's technology with that of the Company's. Costs associated with the completion of this project have, thus far, been consistent with the Company's expectations as of the acquisition date.

     In August 1998, the Company acquired certain assets of HGE and recorded a non-recurring charge to operations of $203,000 for the write-off of purchased in-process R&D. The technology consisted of a metal stamping analysis program that simulates strain in thin metal sheets. Significant projects in process at the date of acquisition included the incorporation of springback functionality into the acquired company's technology. Springback is a term used to describe how a material's elasticity relaxes after it has been bent. The value of the in-process R&D was appraised using the income approach, and involved the following assumptions: the net cash inflows from the in-process R&D commencing in the second half of the year 2000, operating expenses consistent with historical levels, and a risk-adjusted discount rate of 32.5%. Incorporation of the springback technology is in the development stages. Costs associated with the completion of the project have been and are expected to be consistent with the assumptions used in the valuation.

     In January 1998, the Company acquired DTI and recorded a non-recurring charge to operations of $980,000 for the write-off of purchased in-process R&D. DTI was a start-up company, established in 1994, and consisted of four employees located on three continents whose time was primarily dedicated to developing motion simulation technology for the mid-range CAD market. Significant projects in process at the date of acquisition included: (1) integrating the Company's ADAMS solution engine with the acquired company's existing technology; (2) developing advanced "wizards" to increase ease of use; and (3) adding finite element analysis capabilities. The value of the in-process R&D was appraised using the milestone approach, and involved the following assumptions: the net cash inflows from the in-process R&D commencing in the fourth quarter of 1998, operating expenses consistent with historical levels, and a risk-adjusted discount rate of 35.0%. Since the acquisition, the Company has completed integration of the ADAMS solution engine and released a new version of the acquired company's product line featuring increased ease of use. The Company is continuing development activities associated with adding finite element analysis capabilities to the product line. Costs associated with these projects have been consistent with the assumptions used in the valuation.

     In October 1997, the Company acquired StatDesign and recorded a non-recurring charge to operations of $1.7 million for the write-off of purchased in-process R&D. Established in 1992, StatDesign provided design of experiments ("DOE") technology, custom graphical user interfaces, and consulting services for product design and development. DOE methods allow users to run a battery of simulations on a mechanical system design to determine the effects of multiple design or manufacturing variations on system performance and behavior. Significant projects in process at the date of acquisition included improvements to simulation, enhancement of modeling technology, added suspension capability, added powertrain capability, enhanced graphics and user interface, and the modularization of post-processing functions. Completion of these projects has involved significantly enhancing, or, in some cases, reconstructing the internal architecture of the existing technology to achieve the desired performance guidelines and generalizing the technology to appeal to a broader customer base. The value of the in-process R&D was appraised using the income approach, and involved the following assumptions: the net cash inflows from the in-process R&D commencing in the second half of 1998, operating expenses consistent with historical levels, and a risk-adjusted discount rate of 32.5%. Since the acquisition, the Company has successfully broadened the former user base of StatDesign's technology through significant progress on the projects listed above. Costs associated with the completion of these projects were consistent with the assumptions used in the valuation.

   OTHER INCOME, NET

In thousands                                 1999        % CHANGE         1998         % CHANGE         1997
----------------------------------------------------------------------------------------------------------------
Other income, net.....................        $ 514        (37.9%)        $ 828           4.7%          $ 791
  % of total revenue..................          1.3%                        2.3%                          2.6%

     Other income, net consists of net interest income (expense), foreign currency transaction gain (loss), and gain (loss) on the disposal of property and equipment. Net interest income was $679,000, $828,000, and $953,000 in 1999, 1998, and 1997, respectively. The decline in interest income in 1999, compared to 1998, resulted from a higher percentage of the Company's cash and cash equivalents being invested in tax-exempt securities which return a lower yield on a pre-tax basis. The decline in interest income in 1998, compared to 1997, was due to lower cash and cash equivalents balances primarily as a result of cash paid for the Company's 1998 and 1997 acquisitions. Foreign currency transaction gain (loss) amounted to ($74,000), $64,000, and ($129,000) in 1999,
1998 and 1997, respectively. The loss on the disposal of property and equipment was $91,000, $64,000 and $33,000 in 1999, 1998, and 1997, respectively.

   PROVISION FOR INCOME TAXES

     The Company's effective income tax rates were (29.2%), 176.1%, and 57.9% for 1999, 1998, and 1997, respectively. The differences between the consolidated tax provision and the income tax provision calculated at the United States federal statutory rate are summarized in Note 4 of Notes to Consolidated Financial Statements. In 1999, the difference between the effective and statutory federal rate resulted primarily from U.S. research and development tax credits recognized by the Company, and to a lesser extent, benefits realized from the Company's foreign sales corporation and tax-exempt interest income earned during the year. Excluding the tax credits, the company's effective tax rate for 1999 would have been 29.9%. In 1998 and 1997, the difference between the effective and statutory federal rate was primarily due to the non-deductibility of the expense associated with purchased in-process research and development incurred with certain of the Company's acquisitions. These unfavorable difference were partially offset by benefits realized from the Company's foreign sales corporation and tax-exempt interest income. Excluding acquisition-related charges, the Company's effective tax rates for 1998 and 1997 would have been 29.6% and 29.5%, respectively.

   MINORITY INTEREST IN NET INCOME (LOSS) OF SUBSIDIARIES

     In April 1997, the Company established a Japanese subsidiary, Mechanical Dynamics Japan K.K. ("MDI-Japan"), through a joint venture agreement with ISI-Dentsu of Tokyo, Japan, the distributor of the Company's software in Japan. Minority interest in net income (loss) of subsidiaries of $8,000 in 1999, $10,000 in 1998, and ($5,000) in 1997 represents ISI-Dentsu's 34% interest in the net income (loss) of MDI-Japan.

   EMPLOYEES

     The number of the Company's worldwide employees increased by one employee to 284 at December 31, 1999 compared with 283 at December 31, 1998.

   YEAR 2000 COMPLIANCE

     The Year 2000 issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors. The Company assessed and identified risks in four areas of its business: (1) the Company's products, including third-party software embedded in the Company's products, (2) business management and accounting systems, (3) computing and communications infrastructure, and (4) the Company's suppliers.

     The Company has not experienced any significant effects resulting from Year 2000 issues to date. The primary external costs related to the Year 2000 issue included replacement of the Company's primary business management and accounting systems in January 1999. The cost of the new systems, including certain hardware upgrades, was approximately $150,000. These systems are based on third-party products that were certified for Year 2000 compliance.

     While the Company believes that its efforts to address Year 2000 issues for which it is responsible were successful, it is possible that there could still be undetected errors or defects associated with Year 2000 date functions in the Company's products and internal systems or those of its key suppliers. If a problem does still arise, it is possible that the Company could be involved in litigation. Further, although the Company does not believe that it has any obligation to continue to support prior versions of its products after the termination of maintenance contracts covering those products, nor any obligation to make prior versions of its products, including custom applications written by the Company, Year-2000 compliant, it is possible that its customers may take a contrary position and initiate litigation. In the event of such litigation or the occurrence of one or more problems associated with Year 2000 compliance, the Company's business, financial condition, or results of operations could be materially adversely affected.

   EURO CONVERSION

     In January 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the Euro, making the Euro their common legal currency on that date. There is a transition period from January 1, 1999 to January 1, 2002, during which the old currencies will remain legal tender in the participating countries as denominations of the Euro.

     The Company's subsidiaries in France and Italy are currently reporting in Euros. The Company's German subsidiary does not expect any interruptions or adverse effects as a result of its future conversion to Euros. The Company is also evaluating any other business implications of conversion to the Euro, including technical adaptation of information technology and other systems to accommodate Euro-denominated transactions, long-term competitive implications of the conversion, and the effect on market risk with respect to financial instruments. At this time, the Company does not expect that the Euro's introduction will have a material adverse effect on its consolidated results of operations during or after the transition period.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $17.7 million at December 31, 1999, compared to $16.8 million at December 31, 1998. The increase in cash and cash equivalents during 1999 of $898,000 was primarily due to the $1.8 million in cash generated from operations and the $254,000 in proceeds from stock issued by the Company, partially offset by the $1.1 million used for capital expenditures.

     At December 31, 1999, the Company's principal commitments consisted of obligations under operating leases for facilities and equipment, including approximately $1.5 million in payments due under noncancellable operating leases during 2000. The Company had no borrowings under long-term debt arrangements at December 31, 1999.

     The Company has an agreement with its principal bank for an unsecured $4.0 million line of credit. No borrowings were outstanding under this agreement as of December 31, 1999. The Company's subsidiaries in Germany, Italy, Sweden, and France also have line of credit and overdraft facilities that provide for aggregate borrowing availability of approximately $510,000. Approximately $14,000 in borrowings were outstanding under these facilities as of December 31, 1999.

     Long-term cash requirements, other than for normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, financing growth, repurchases of the Company's common stock, and the possible acquisition of software products, technologies, and businesses complementary to the Company's business. The Company believes that cash flows from operations, together with existing cash balances, and available borrowings will be adequate to meet the Company's cash requirements for working capital, capital expenditures and stock repurchases for the next twelve months and the foreseeable future. The Company has not paid dividends during the period 1997 through 1999 and intends to continue its policy of retaining earnings to finance future growth.

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

   FOREIGN CURRENCY

     The Company, at various times, enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes. In general, the Company uses forward exchange contracts to hedge against large, selective transactions that present the most exposure to exchange rate fluctuations. At December 31, 1999, the Company had forward foreign currency exchange contracts of $108,000 (notional amounts). The contracts outstanding at December 31, 1999 mature through March 6, 2000 and are intended to hedge various foreign currency commitments due from foreign subsidiaries and the Company's distributors. Due to the short-term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amount at December 31, 1999.

     Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposures. The Company conducts business in seven foreign currencies, predominantly Japanese yen, German marks and British pounds. A hypothetical 10% appreciation of the U.S. dollar from December 31, 1999 market rates would increase the unrealized value of the Company's existing forward contracts at December 31, 1999 by $10,000. Conversely, a hypothetical 10% depreciation of the U.S. dollar from December 31, 1999 market rates would decrease the unrealized value of the Company's forward contracts by $12,000. In either scenario, the gains and losses on the forward contracts are largely offset by the gains or losses on the underlying transactions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Mechanical Dynamics, Inc.:

     We have audited the accompanying consolidated balance sheets of MECHANICAL DYNAMICS, INC. (a Michigan corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mechanical Dynamics, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



                                                    ARTHUR ANDERSEN LLP

Detroit, Michigan,
January 28, 2000

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998

In thousands, except share data                                                                 1999          1998
---------------------------------------------------------------------------------------------------------------------
                                          ASSETS
Current assets:
   Cash and cash equivalents............................................................    $   17,741     $   16,843
   Accounts receivable, net of allowance for doubtful accounts of $342 and $261.........        10,454          9,893
   Prepaid and deferred expenses........................................................         2,755          1,873
                                                                                            ----------     ----------
       Total current assets.............................................................        30,950         28,609
                                                                                            ----------     ----------
Property and equipment, net of accumulated depreciation of $4,387 and $3,551............         3,118          3,674
Goodwill, net of accumulated amortization of $1,154 and $695............................         3,436          3,820
Other assets............................................................................           685            144
                                                                                            ----------     ----------
                                                                                            $   38,189     $   36,247
                                                                                            ==========     ==========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Borrowings under lines of credit.....................................................    $       14     $      105
   Accounts payable.....................................................................         1,447          1,781
   Accrued compensation.................................................................         1,246          1,579
   Other accrued expenses...............................................................         2,000          1,965
   Deferred revenue.....................................................................         5,832          4,745
                                                                                            ----------     ----------
       Total current liabilities........................................................        10,539         10,175
                                                                                            ----------     ----------
Minority interest.......................................................................           479            472
                                                                                            ----------     ----------
Shareholders' equity:
   Common stock, no par value, 15,000,000 shares authorized, 6,275,363 and 6,225,206
     shares issued and outstanding in 1999 and 1998, respectively.......................        22,586         22,332
   Preferred stock, no par value, 1,000,000 shares authorized, no shares issued and
     outstanding........................................................................            --             --
   Retained earnings....................................................................         4,168          3,073
   Accumulated other comprehensive income...............................................           417            195
                                                                                            ----------     ----------
       Total shareholders' equity.......................................................        27,171         25,600
                                                                                            ----------     ----------
                                                                                            $   38,189     $   36,247
                                                                                            ==========     ==========

 The accompanying notes are an integral part of these consolidated statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

In thousands, except share and per share data                               1999           1998            1997
-----------------------------------------------------------------------------------------------------------------
Revenue:
   Software licenses...............................................     $    19,159    $    19,659    $    17,258
   Software maintenance services...................................           7,941          5,949          4,806
   Professional services and other.................................          13,155         10,967          8,127
                                                                        -----------    -----------    -----------
       Total revenue...............................................          40,255         36,575         30,191
                                                                        -----------    -----------    -----------
Cost of revenue:
   Software licenses...............................................           3,473          2,479            791
   Services........................................................          11,306          9,581          7,066
                                                                        -----------    -----------    -----------
       Total cost of revenue.......................................          14,779         12,060          7,857
                                                                        -----------    -----------    -----------
Gross profit.......................................................          25,476         24,515         22,334
                                                                        -----------    -----------    -----------
Operating expenses:
   Sales and marketing.............................................          15,394         14,245         11,644
   Research and development........................................           5,603          5,265          4,729
   General and administrative......................................           3,685          3,472          3,202
   Goodwill amortization...........................................             454            341            104
   Acquisition-related costs and non-recurring charges.............              --          1,748          1,690
                                                                        -----------    -----------    -----------
       Total operating expenses....................................          25,136         25,071         21,369
                                                                        -----------    -----------    -----------
Operating income (loss)............................................             340           (556)           965
Other income, net..................................................             514            828            791
                                                                        -----------    -----------    -----------
Income before income taxes and minority interest...................             854            272          1,756
Provision (credit) for income taxes................................            (249)           479          1,017
                                                                        ------------   -----------    -----------
Income (loss) before minority interest.............................           1,103           (207)           739
Minority interest in net income (loss) of subsidiaries.............               8             10             (5)
                                                                        -----------    -----------    -----------
Net income (loss)..................................................     $     1,095    $      (217)   $       744
                                                                        ===========    ===========    ===========

Basic net income (loss) per common share...........................     $      0.18    $     (0.04)   $      0.13
                                                                        ===========     ==========     ==========
Weighted average common shares.....................................       6,254,308      6,186,469      5,805,936
                                                                        ===========    ===========    ===========

Diluted net income (loss) per common share.........................     $      0.18    $     (0.04)    $     0.13
                                                                        ===========    ===========     ==========
Weighted average common and common equivalent shares...............       6,254,376      6,186,469      5,867,753
                                                                        ===========    ===========    ===========

 The accompanying notes are an integral part of these consolidated statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

In thousands, except share data                                             1999           1998            1997
------------------------------------------------------------------------------------------------------------------
                         SHAREHOLDERS' EQUITY
Common Stock
   Balance beginning of year.......................................     $    22,332    $    20,838    $    19,583
     Stock issued under the Employee Stock Purchase Plan...........             254            276            202
     Stock issued upon the exercise of employee stock options......              --             95             18
     Termination of redemption privileges for 20,843 shares of
       redeemable common stock.....................................              --             --            167
     Stock issued in purchase of StatDesign, Inc...................              --             31            868
     Stock issued in purchase of DTI Asia Pte. Ltd.................              --          1,092             --
                                                                        -----------    -----------    -----------
   Balance end of year.............................................          22,586         22,332         20,838
                                                                        -----------    -----------    -----------

Retained Earnings
   Balance beginning of year.......................................           3,073          3,290          2,546
     Net income (loss).............................................           1,095           (217)           744
                                                                        -----------    ------------   -----------
   Balance end of year.............................................           4,168          3,073          3,290
                                                                        -----------    -----------    -----------

Accumulated Other Comprehensive Income (Loss)
   Balance beginning of year.......................................             195           (158)            56
     Foreign currency translation adjustments......................             222            353           (214)
                                                                        -----------    -----------    ------------
   Balance end of year.............................................             417            195           (158)
                                                                        -----------    -----------    ------------

Total shareholders' equity.........................................     $    27,171    $    25,600    $    23,970
                                                                        ===========    ===========    ===========

                         COMPREHENSIVE INCOME
Net income (loss)..................................................     $     1,095    $      (217)   $       744
Foreign currency translation adjustment............................             222            353           (214)
                                                                        -----------    -----------    ------------
Comprehensive income...............................................     $     1,317    $       136    $       530
                                                                        ===========    ===========    ===========



  The accompanying notes are an integral part of these consolidated statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

In thousands                                                                 1999            1998             1997
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)...............................................     $     1,095     $      (217)     $       744
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Acquisition-related costs and non-recurring charges...........              --           1,748            1,690
     Depreciation and amortization.................................           2,003           1,726              968
     Loss on disposal of assets....................................              91              64               33
     Minority interest in net income (loss) of subsidiaries........               8              10               (5)
     Changes in assets and liabilities, net of effect of acquisitions:
       Accounts receivable.........................................            (945)         (2,245)          (2,304)
       Prepaid and deferred expenses...............................            (934)           (273)             (22)
       Other assets................................................            (567)            117              (45)
       Accounts payable............................................              29             452              499
       Accrued expenses............................................            (153)           (134)             580
       Deferred revenue............................................           1,179            (327)             551
                                                                        -----------     -----------      -----------
         Net cash provided by operating activities.................           1,806             921            2,689
                                                                        -----------     -----------      -----------

Cash flows from investing activities:
   Purchases of property and equipment.............................          (1,093)         (2,250)          (2,177)
   Purchase of technology from the University of Iowa..............              --            (400)              --
   Acquisition of DTI Asia Pte. Ltd., net of cash acquired.........              --            (563)              --
   Acquisition of certain assets of HGE, Inc., net of cash acquired              --          (2,040)              --
   Acquisition of StatDesign Inc., net of cash acquired............              --              --           (1,374)
                                                                        -----------     -----------      -----------
         Net cash used in investing activities.....................          (1,093)         (5,253)          (3,551)
                                                                        -----------     -----------      -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock..........................             254             402              220
   Net borrowings (payments) under line of credit agreements.......             (91)             60               --
   Minority investment in consolidated subsidiary and other........              --              --              467
                                                                        -----------     -----------      -----------
         Net cash provided by financing activities.................             163             462              687
                                                                        -----------     -----------      -----------
Effect of exchange rate changes on cash............................              22             452             (134)
                                                                        -----------     -----------      -----------
Net increase (decrease) in cash....................................             898          (3,418)            (309)
Cash at beginning of year..........................................          16,843          20,261           20,570
                                                                        -----------     -----------      -----------
Cash at end of year................................................     $    17,741     $    16,843      $    20,261
                                                                        ===========     ===========      ===========

Supplemental schedule of non-cash investing and financing activities:
   Details of acquisitions:
                                                                                              DTI          STATDESIGN
                                                                                        ------------------------------
     Net assets (liabilities), excluding cash acquired.............                     $       (59)     $        22
     Purchase price in excess of net assets acquired...............                             734              530
     Purchased in-process research and development.................                             980            1,690
     Common stock issued...........................................                          (1,092)            (868)
                                                                                        -----------      -----------
         Net cash used.............................................                     $       563      $     1,374
                                                                                        ===========      ===========

                                                                                           HGE, INC.
                                                                                        ----------------
     Net liabilities, excluding cash acquired......................                     $      (118)
     Purchase price in excess of net assets acquired...............                           1,955
     Purchased in-process research and development.................                             203
                                                                                        -----------
         Net cash used.............................................                     $     2,040
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

   Foreign Currency

     The financial statements of international subsidiaries are translated using exchange rates in effect at period end for assets and liabilities and at average rates during the period for results of operations. The resulting foreign currency translation adjustments are reflected as a separate component of shareholders' equity. Foreign currency transaction gain (loss) amounted to ($74,000), $64,000, and ($129,000) in 1999, 1998, and 1997, respectively, and is included in other income, net in the accompanying consolidated statements of income.

   Revenue

     Software licenses revenue consists primarily of license fees for the Company's software products and, to a lesser extent, license fees from third-party software products licensed through the Company's European and Canadian subsidiaries. Revenue under paid-up software licensing agreements, including licenses generated through distributors, is recognized when a customer contract is fully executed and the software is delivered. Revenue under annual software licensing arrangements is deferred and amortized over the terms of the agreements. In either instance, revenue is recognized only when no significant remaining obligations to the customer exist.

     Software maintenance services revenue consists of revenue generated from maintenance and support agreements on the Company's software products. Revenue related to advance payments received under software maintenance agreements is deferred and amortized over the terms of the agreements.

     Professional services and other revenue consists primarily of revenue from consulting, training and funded research and development projects. Revenue from professional services is recognized upon performance of the service.

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

   Fair Value of Financial Instruments and Concentration of Credit Risk

     The Company, at various times, enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. Gains and losses on the forward contracts are recognized concurrently with the gains and losses from the underlying transactions. The forward exchange contracts used are classified as "held for purposes other than trading." The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes. At December 31, 1999 and 1998, the Company had forward foreign currency exchange contracts of $108,000 and $1.2 million (notional amounts). The contracts outstanding at December 31, 1999 mature through March 6, 2000 and are intended to hedge various foreign currency commitments due from the Company's foreign subsidiaries and international distributors. The fair value of the outstanding contracts is not materially different from their notional amount at December 31, 1999.

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

   Net Income (Loss) Per Common Share

     The following table reconciles the weighted average number of shares in the basic net income (loss) per common share calculation to the number of shares in the diluted net income (loss) per common share calculation:

                                                                                YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                           1999           1998         1997
----------------------------------------------------------------------------------------------------------------
 Weighted average common shares used in basic net income (loss) per
    common share...................................................        6,254,308     6,186,469    5,805,936
    Effect of stock options........................................               68            --       61,817
                                                                       -------------  ------------  -----------
 Weighted average common and common equivalent shares used in
    diluted net income (loss) per common share.....................        6,254,376     6,186,469    5,867,753
                                                                       =============  ============  ===========

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

   Stock-Based Compensation

     The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount the employee must pay to acquire the stock in the accompanying consolidated statements of income. As supplemental information, the Company has provided pro forma disclosure of the fair value at the date of grant of stock options granted during 1999 and 1998 in Note 5, in accordance with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

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

   New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity record all derivatives as either assets or liabilities at fair value. Under certain conditions, a derivative may be designated as a hedge of (1) potential changes in the fair value of an asset or liability or firm commitment, (2) the foreign currency exposure of a forecasted transaction, or
(3) the foreign currency exposure of the net investment in a foreign operation. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company's derivative activities are currently limited to entering into forward contracts to hedge potential changes in the fair value of its receivables denominated in certain foreign currencies. Adoption of this statement is not expected to have a material impact on the Company's results of operations or financial position.

   Reclassifications

     Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform with the 1999 presentation.

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

     In October 1997, the Company acquired 100% of the outstanding capital stock of StatDesign, Inc., an engineering software and services firm based in Dearborn, Michigan. The aggregate purchase price of approximately $2.2 million consisted of $1.4 million in cash and 170,227 shares of the Company's common stock valued at approximately $868,000. In connection with the acquisition, the Company recorded a non-recurring charge to operations in 1997 of approximately $1.7 million, associated with the write-off of in-process research and development acquired in the transaction which had not reached technological feasibility.

     These acquisitions have been accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the fair value of the net assets acquired has been recognized as goodwill and is being amortized over periods ranging from five to fifteen years. The operating results associated with each acquisition have been included in the Company's consolidated results of operations from the date of acquisition. The pro forma effects of these transactions are not deemed to be material to the Company's results of operations.

(3) FINANCING ARRANGEMENTS

     The Company has available an unsecured bank line of credit with a maximum borrowing capacity of $4.0 million. Borrowings on the line of credit bear interest at 0.75% below the bank's prime rate of interest. No borrowings were outstanding at December 31, 1999. The agreement expires on June 30, 2001.

     The Company's subsidiaries in Germany, Italy, Sweden, and France also have line of credit and overdraft facilities that provide for aggregate borrowing availability of approximately $510,000, at various fixed and variable interest rates as of December 31, 1999. Borrowings are primarily due on demand and are collateralized by certain assets of the subsidiaries. Borrowings outstanding under these agreements were $14,000 and $105,000 at December 31, 1999 and 1998, respectively.

     No borrowings were outstanding under long-term debt arrangements at December 31, 1999 and 1998. Cash paid for interest was $15,000, $16,000, and $12,000 in 1999, 1998, and 1997, respectively.

 (4) INCOME TAXES

     A summary of income before provision (credit) for income taxes and components of the provision for income taxes is as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------
In thousands                                                               1999           1998         1997
----------------------------------------------------------------------------------------------------------------
Income (loss) before provision for income taxes:
  Domestic.........................................................     $    133       $    940      $  1,497
  Foreign..........................................................          721           (668)          259
                                                                        --------       --------      --------
                                                                        $    854       $    272      $  1,756
                                                                        ========       ========      ========
Domestic provision (benefit) for income taxes:
  Current..........................................................     $   (164)      $    241      $    859
  Deferred.........................................................         (421)            30            42
Foreign provision for income taxes:
  Current..........................................................          336            208           116
                                                                        --------       --------      --------
Provision (credit) for income taxes................................     $   (249)      $    479      $  1,017
                                                                        ========       ========      ========

     The differences between the income tax provision calculated at the United States federal statutory rate and the consolidated income tax provision are summarized as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------
In thousands                                                                1999          1998          1997
------------------------------------------------------------------------ ------------ -------------- -----------
Federal statutory provision.........................................       $   372      $    92        $   597
   Meals and entertainment..........................................            35           33             41
   Acquisition-related costs and non-recurring charges..............            --          402            575
   Goodwill amortization............................................            37           44             35
   Recognition of tax credits.......................................          (637)          --             --
   Foreign losses without tax benefit...............................            --           --              5
   Effect of differences between U.S. and foreign tax rates.........            65           37            (66)
   Tax-exempt interest income.......................................           (72)        (121)          (106)
   Other, net.......................................................           (49)          (8)           (64)
                                                                           -------      -------        -------
Provision (credit) for income taxes.................................       $  (249)     $   479        $ 1,017
                                                                           =======      =======        =======

     Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. The components of the net deferred income tax asset are summarized as follows:

                                                                                                 AS OF
                                                                                             DECEMBER 31,
                                                                                        ------------------------
In thousands                                                                              1999         1998
----------------------------------------------------------------------------------------------------------------
Current deferred tax asset (liability):
  Employee benefits.................................................................     $  136       $  131
  Accounts receivable...............................................................        120           89
  Other.............................................................................         33           28
                                                                                         ------       ------
Net current deferred tax asset......................................................        289          248
                                                                                         ------       ------

Long-term deferred tax asset (liability):
  Tax credits.......................................................................        198           --
  Property and equipment............................................................        161           28
  Other.............................................................................         16          (33)
                                                                                         ------       ------
Net long-term deferred tax asset (liability)........................................        375           (5)
                                                                                         ------       ------
  Net deferred tax asset............................................................     $  664       $  243
                                                                                         ======       ======

     Management believes the Company will obtain the full benefit of the net deferred tax asset on the basis of its evaluation of the Company's anticipated profitability over the period of years that the temporary differences are expected to become tax deductions. It believes that sufficient book and taxable income will be generated to realize the benefit of these tax assets. This assessment of profitability takes into account the Company's present and anticipated split of domestic and international earnings. The tax credits expire in 2012 through 2019.

     Income taxes have been provided on all undistributed earnings of foreign subsidiaries. Cash paid for income taxes was $607,000, $1.2 million, and $764,000 in 1999, 1998, and 1997, respectively.

(5) COMMON STOCK AND SHAREHOLDERS' EQUITY

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

   Preferred Stock

     The Board of Directors is authorized to issue up to 1,000,000 shares of preferred stock in one or more series. Under each issuance of a series of preferred stock, the Board of Directors is permitted to fix the designations, preferences, powers, and relative rights and restrictions thereof, including without limitation, the dividend rate, conversion rights, voting rights, redemption price, and liquidation preference.

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

     Under the Purchase Plan, the Company issued 50,157, 43,340 and 33,899 shares of common stock in 1999, 1998 and 1997, respectively, to various employees. These shares were issued with a weighted average price per share of

$5.07, $6.37 and $5.97 in 1999, 1998 and 1997, respectively. As of December 31,
1999, there were 155,391 shares of common stock remaining to be issued under this plan.

   1996 Stock Incentive Plan For Key Employees

     The Company's 1996 Stock Incentive Plan for Key Employees (the "Stock Option Plan") was adopted by the Company's Board of Directors in March 1996. Under the Stock Option Plan, options will be granted or restricted stock will be awarded for the purpose of attracting and motivating key employees of the Company. The Stock Option Plan provides for (1) the grant of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code, (2) the grant of "nonqualified stock options" (options which do not meet the requirements of Section 422), and (3) the award of restricted stock. Subject to certain provisions outlined in the Stock Option Plan, the Compensation Committee of the Board of Directors will determine which key employees will be granted options or awarded restricted stock, the number of options granted or shares awarded, and other terms and conditions applicable to each award or grant. A total of 1,050,000 shares of common stock have been reserved for issuance under the Stock Option Plan.

     Stock option activity for this plan is summarized below:

                                                                                                    WTD. AVG.
                                                                    NUMBER           PRICE          EXERCISE
                                                                   OF SHARES       PER SHARE          PRICE
------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1996...............................     182,500      $9.00 - $13.50      $11.47
  Granted......................................................     329,000      $6.50 - $ 9.13      $ 7.75
  Canceled.....................................................    (132,200)     $6.50 - $13.50      $11.81
                                                                   --------      --------------      ------
Outstanding at December 31, 1997...............................     379,300      $6.69 - $ 9.13      $ 8.12
  Granted......................................................     564,150      $6.75 - $11.50      $ 7.76
  Exercised....................................................      (6,125)     $6.75 - $ 9.00      $ 8.84
  Canceled.....................................................    (347,800)     $6.75 - $11.50      $ 9.61
                                                                   --------      --------------      ------
Outstanding at December 31, 1998...............................     589,525      $6.69 - $11.50      $ 7.38
  Granted......................................................      37,000      $4.50 - $ 6.75      $ 6.51
  Canceled.....................................................     (51,405)     $6.63 - $11.50      $ 7.82
                                                                   --------      --------------      ------
Outstanding at December 31, 1999...............................     575,120      $4.50 - $10.88      $ 7.28
                                                                    -------      --------------      ------

     There were 108,913 and 68,925 options exercisable under the Stock Option Plan as of December 31, 1999 and 1998, respectively, with a weighted average exercise price of $8.15 per share in 1999 and $8.21 per share in 1998. The remaining options vest over a three- or four-year period beginning on the date of grant at 33% or 25% per year, respectively, and expire five or ten years from the date they are granted. As of December 31, 1999, there were 468,755 shares of common stock remaining to be issued under the Stock Option Plan. Options outstanding under the Stock Option Plan have a weighted average remaining contractual life of 6.8 years and 7.6 years as of December 31, 1999 and 1998, respectively.

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

   Non-Employee Director Stock Option Plan

     The Company's Non-Employee Director Stock Option Plan (the "Director Stock Option Plan") was adopted by the Company's Board of Directors in March 1996. The Director Stock Option Plan provides for the grant of "nonqualified stock options" to purchase shares of common stock. Upon appointment to the Board of Directors, each newly appointed non-employee director will receive an option to purchase 5,000 shares of common stock of the Company. Furthermore, immediately following each annual meeting of shareholders of the Company, each non-employee director who has served as a director for at least six months will automatically be granted an option to purchase 5,000 shares of common stock of the Company. The exercise price of any option will be equal to the market price of the common stock at the time of grant. Each option, if not terminated sooner as provided in the Director Stock Option Plan, will have a five-year term from the date of grant and will vest and become exercisable in full on the first anniversary of the date of grant. A total of 200,000 shares of common stock have been reserved for issuance under the Director Stock Option Plan.

    Stock option activity for this plan is summarized below:

                                                                                                    WTD. AVG.
                                                                    NUMBER           PRICE          EXERCISE
                                                                   OF SHARES       PER SHARE          PRICE
------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1996.................................    20,000         $ 11.00          $11.00
  Granted........................................................    20,000         $  9.13          $ 9.13
                                                                     ------         -------          ------
Outstanding at December 31, 1997.................................    40,000      $9.13 - $11.00      $10.07
  Granted........................................................    20,000         $ 13.00          $13.00
                                                                     ------         -------          ------
Outstanding at December 31, 1998.................................    60,000      $9.13 - $13.00      $11.04
  Granted........................................................    20,000         $  6.56          $ 6.56
                                                                     ------         -------          ------
Outstanding at December 31, 1999.................................    80,000      $6.56 - $13.00      $ 9.92
                                                                     ------      --------------      ------

     There were 60,000 and 40,000 options exercisable under the Director Stock Option Plan as of December 31, 1999 and 1998, respectively, with a weighted average exercise price of $11.04 per share in 1999 and $10.07 per share in 1998. Options outstanding under the Director Stock Option Plan have a weighted average remaining contractual life of 2.9 years and 3.4 years as of December 31, 1999 and 1998, respectively.

   1993 Stock Option Plan

     In March 1996, the Company's 1993 Stock Option Plan (the "1993 Plan") was terminated by the Board of Directors. Under the 1993 Plan, the Board was permitted to grant options to purchase shares of common stock to certain key employees. The price of such options was determined by the Board when the options were granted, but could not be less than the book value of the stock. Management determined that all options granted under the 1993 Plan were at exercise prices equal to or in excess of fair market value. Stock option activity for this plan is summarized below:

                                                                                      NUMBER        PRICE
                                                                                     OF SHARES    PER SHARE
-----------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1997...............................................        42,171      $ 0.93
  Exercised....................................................................       (42,171)     $ 0.93
                                                                                    ---------      ------
Outstanding at December 31, 1998...............................................            --
                                                                                    =========

     For various price ranges, information for options outstanding and exercisable for all option plans at December 31, 1999 was as follows:

                                        OUTSTANDING OPTIONS                        EXERCISABLE OPTIONS
                          ---------------------------------------------------   -----------------------------
         RANGE OF                      WTD. AVG. REMAINING      WTD. AVG.                      WTD. AVG.
     EXERCISE PRICES        SHARES         LIFE (YEARS)      EXERCISE PRICE        SHARES    EXERCISE PRICE
-----------------------------------------------------------------------------   -----------------------------
      $4.50 - $ 6.69           57,000             6.98            $  6.53            2,500       $  6.69
          $6.75               335,920             8.65            $  6.75            5,550       $  6.75
      $7.25 - $ 8.00          136,000             2.17            $  7.89           68,750       $  7.88
      $8.50 - $11.00          106,200             4.30            $  9.50           72,113       $  9.62
          $13.00               20,000             3.37            $ 13.00           20,000       $ 13.00

   Stock-Based Compensation

     Using the intrinsic value method of accounting for the value of stock options granted during 1999 and 1998, no compensation cost was recorded in the accompanying consolidated statements of income. Had compensation cost been determined based on the fair value at the date of grant for awards in 1999 and 1998 consistent with the provisions of SFAS 123, net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

In thousands, except per share data                            1999             1998            1997
------------------------------------------------------------------------------------------------------
Net income (loss) - as reported..........................    $  1,095         $   (217)       $    744
Net income (loss) - pro forma............................    $    262         $   (963)       $    406

Diluted net income (loss) per share - as reported........    $   0.18         $  (0.04)       $   0.13
Diluted net income (loss) per share - pro forma..........    $   0.04         $  (0.16)       $   0.07

     The weighted average estimated fair value of stock options granted during 1999 and 1998 was $3.72 and $4.69, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in valuing the option grants:

                                                               1999            1998            1997
-----------------------------------------------------------------------------------------------------
Expected life (years).....................................      5.0             5.0             5.0
Interest rate.............................................      6.2%            5.2%            6.0%
Volatility................................................      0.6             0.7             0.8
Dividend yield............................................      0.0%            0.0%            0.0%

(6) COMMITMENTS AND CONTINGENCIES

   Employee Benefit Plans

     The Company maintains a 401(k) plan covering substantially all of its domestic employees. During 1999, 1998 and 1997, the Company matched 40% of qualified employee contributions, up to a maximum of 2.4% of eligible compensation. In 1999, 1998, and 1997, the Company contributed $233,000, $244,000, and $180,000, respectively, to the plan.

   Lease Commitments

     The Company and its subsidiaries lease office space and certain equipment under noncancellable operating lease agreements. Future minimum lease payments at December 31, 1999 are as follows:

In thousands
--------------------------------------------------------------------------------------------------------------
2000........................................................................................       $  1,516
2001........................................................................................          1,345
2002........................................................................................          1,211
2003........................................................................................          1,050
2004........................................................................................          1,032
Thereafter..................................................................................          6,012
                                                                                                   --------
                                                                                                   $ 12,166
                                                                                                   ========

     Total lease expense amounted to approximately $2.0 million in each of the years ending 1999, 1998, and 1997.

     In 1999, the Company signed an agreement with its current landlord to lease office space in a new headquarters facility in Ann Arbor, Michigan. The new facility is currently under construction with an expected completion date in the fourth quarter of 2000. The initial lease term will be ten years expiring in 2010. The future minimum lease payment table above includes the lease payments required under this lease agreement.

   Royalty Agreements

     The Company has entered into various agreements which generally provide for royalty payments by the Company based on a percentage of revenue derived through the licensing of certain software products. Royalty expense under these agreements amounted to approximately $3.2 million, $2.2 million, and $612,000 in 1999, 1998, and 1997, respectively.

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

     The following table summarizes selected financial information of the Company's operations by geographic location:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------
In thousands                                                             1999           1998           1997
----------------------------------------------------------------------------------------------------------------
Revenue:
  North America
     United States..............................................      $  11,613       $  12,223      $  10,340
     Canada and Mexico..........................................          3,820           1,514            153
  Europe
     Germany....................................................          5,473           5,108          4,380
     Other European countries...................................          9,573           7,769          5,653
  Asia/Pacific
     Japan......................................................          7,706           7,819          7,324
     Other Asian countries......................................          2,070           2,142          2,341
                                                                      ---------       ---------      ---------
          Total revenue.........................................      $  40,255       $  36,575      $  30,191
                                                                      =========       =========      =========

Operating contribution:
  North America
     United States..............................................      $   3,263       $   3,827      $   3,229
     Canada and Mexico..........................................            196             186             89
  Europe
     Germany....................................................          1,845           1,805          1,377
     Other European Countries...................................          2,872           2,672          1,836
  Asia/Pacific
     Japan......................................................          1,342           1,204          2,020
     Other Asian countries......................................            339             250            623
                                                                      ---------       ---------      ---------
          Total operating contribution..........................          9,857           9,944          9,174
  Unallocated expenses, net.....................................         (9,003)         (9,672)        (7,418)
                                                                      ---------       ---------      ---------
          Income before taxes and minority interest.............      $     854       $     272      $   1,756
                                                                      =========       =========      =========

Identifiable assets:
  North America
     United States..............................................      $  23,550       $  23,882      $  26,115
     Canada.....................................................          2,287           1,698             --
  Europe
     Germany....................................................          2,384           1,942          1,124
     Other European countries...................................          4,466           3,430          3,580
  Asia/Pacific
     Japan......................................................          1,917           1,362          1,788
     Other Asian countries......................................            149             114             42
                                                                      ---------       ---------      ---------
          Total identifiable assets.............................         34,753          32,428         32,649
  Goodwill......................................................          3,436           3,819          1,498
                                                                      ---------       ---------      ---------
          Total assets..........................................      $  38,189       $  36,247      $  34,147
                                                                      =========       =========      =========

     No customer accounted for greater than 10% of total revenue in 1999 and 1998. One customer accounted for approximately 10.6% of total revenue in 1997.

     Unallocated expenses, net, consist of general corporate expenses, internal research and product development expense, goodwill amortization expense, interest expense, and interest income. In 1998 and 1997, these expenses also include acquisition and related costs of approximately $1.7 million.

(9) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table summarizes selected unaudited quarterly financial information for 1999 and 1998. The Company believes all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included in the selected quarterly information:

                                                               THREE MONTHS ENDED                             YEAR ENDED
                                          --------------------------------------------------------------    ---------------
                                            MARCH 31,        JUNE 30,     SEPTEMBER 30,    DECEMBER 31,       DECEMBER 31,
In thousands,  except per share data          1999            1999            1999            1999               1999
---------------------------------------------------------------------------------------------------------------------------
Revenue......................              $  10,366       $   9,158       $   9,729       $  11,002          $  40,255
Gross profit.................                  6,809           5,509           6,061           7,097             25,476
Operating income (loss)......                    501            (835)             69             605                340
Net income (loss)............                    474            (503)            640             484              1,095
Basic net income (loss) per
   common share..............              $    0.08       $   (0.08)      $    0.10       $    0.08          $    0.18
Diluted net income (loss) per
   common share..............              $    0.08       $   (0.08)      $    0.10       $    0.08          $    0.18


                                                               THREE MONTHS ENDED                           YEAR ENDED
                                          --------------------------------------------------------------  ---------------
                                            MARCH 31,        JUNE 30,     SEPTEMBER 30,    DECEMBER 31,     DECEMBER 31,
In thousands,  except per share data          1999            1999            1999            1999              1999
---------------------------------------------------------------------------------------------------------------------------
Revenue......................             $   8,735       $   8,905       $   8,180       $  10,755          $  36,575
Gross profit.................                 6,027           6,327           5,077           7,084             24,515
Operating income (loss)......                  (554)            847            (939)             90               (556)
Net income (loss)............                  (613)            733            (586)            249               (217)
Basic net income (loss) per
   common share..............             $   (0.10)      $    0.12       $   (0.09)      $    0.04          $   (0.04)
Diluted net income (loss) per
   common share..............             $   (0.10)      $    0.12       $   (0.09)      $    0.04          $   (0.04)

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the directors of the Company is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders scheduled to be held on May 11, 2000.

     The executive officers of the Company as of March 1, 2000 are listed below:

                       NAME                           AGE                           POSITION
--------------------------------------------------- -------- -------------------------------------------------------
Michael E. Korybalski...........................      53      Chief Executive Officer, Chairman of the Board and
                                                                 Director
Robert R. Ryan..................................      42      President, Chief Operating Officer and Director
Michael Hoffmann................................      43      Senior Vice President -- Worldwide Sales & Service
David Peralta...................................      32      Vice President, Chief Financial Officer and Treasurer

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

     Michael Hoffmann became the Company's Senior Vice President -- Worldwide Sales and Service in November 1997. Dr. Hoffmann served as the Company's Vice President -- European Operations from November 1996 to November 1997. Dr. Hoffmann served as the Company's Managing Director -- European Operations from 1994 to November 1996. From 1993 through 1994, Dr. Hoffmann served as Managing Director of TEDAS Mechanical Systems GmbH, a shareholder of the Company. From 1991 through 1992, he served as Technical Director of TEDAS GmbH. Dr. Hoffmann holds masters and doctorate degrees in civil engineering from the Technological University of Darmstadt.

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

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders scheduled to be held on May 11, 2000.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders scheduled to be held on May 11, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(A)1. FINANCIAL STATEMENTS

    Report of Independent Public Accountants
    Consolidated Balance Sheets as of December 31, 1999 and 1998
    Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997
    Consolidated Statements of Shareholders' Equity for the Years Ended
    December 31, 1999, 1998 and 1997
    Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997
    Notes to Consolidated Financial Statements

ITEM 14(A)2. FINANCIAL STATEMENT SCHEDULES

    None.

ITEM 14(a)3. EXHIBITS

      NUMBER                                EXHIBIT
-------------------------------------------------------------------------------

     (2) Joint Venture Agreement between Mechanical Dynamics, Inc. and Information Services International-Dentsu, Ltd., incorporated herein by reference to Exhibit 2 to the Company's previously filed Form 10-Q for the quarter ended March 31, 1997

     (3.1) Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.2 to the Company's previously filed Registration Statement on Form S-1, Registration No. 333-2900

     (3.2) Restated Bylaws, incorporated herein by reference to Exhibit 3.4 to the Company's previously filed Registration Statement on Form S-1, Registration No. 333-2900

     (4.2) Line of Credit Demand Note between the Company and KeyBank National Association dated August 6, 1999, incorporated herein by reference to Exhibit 4.2 to the Company's previously filed Form 10-Q for the quarter ended September 30, 1999

     (10.1) Employment Agreement between the Company and Michael E. Korybalski, as amended

     (10.2) Employment Agreement between the Company and Robert R. Ryan, as amended

     (10.3) Employment Agreement between the Company and David Peralta, as amended

     (10.18) Lease Agreement between the Company and First Martin Corporation dated August 5, 1999, incorporated herein by reference to Exhibit
               10.18 to the Company's previously filed Form 10-Q for the quarter ended September 30, 1999

     (11)      Statement Re Computation Of Per Share Earnings Per Share

     (21)      Subsidiaries Of The Registrant

     (23.1)    Consent Of Independent Public Accountants

     (27)      Financial Data Schedule - 1999



ITEM 14(b). REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the year ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2000                            MECHANICAL DYNAMICS, INC.
                                                 (Registrant)


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

            SIGNATURES                                            TITLE                              DATE
            ----------                                            -----                              ----


/s/ Michael E. Korybalski                                   Chairman of the Board,               March 17,2000
------------------------------------------------------      Chief Executive Officer,
Michael E. Korybalski                                       and Director
                                                            (Principal Executive Officer)

/s/ Robert R. Ryan                                          President, Chief Operating Officer   March 17, 2000
------------------------------------------------------      and Director
Robert R. Ryan


/s/ David Peralta                                           Chief Financial Officer              March 17, 2000
------------------------------------------------------      (Principal Financial and
David Peralta                                               Accounting Officer)

/s/ Herbert S. Amster                                       Director                             March 17, 2000
------------------------------------------------------
Herbert S. Amster


/s/ David E. Cole                                           Director                             March 17, 2000
------------------------------------------------------
David E. Cole


/s/ Joseph F. Gloudeman                                     Director                             March 17, 2000
------------------------------------------------------
Joseph F. Gloudeman


/s/ Mitchell I. Quain                                       Director                             March 17, 2000
------------------------------------------------------
Mitchell I. Quain


                                INDEX TO EXHIBITS


      NUMBER                         EXHIBIT
-------------------------------------------------------------------------------

     (2) Joint Venture Agreement between Mechanical Dynamics, Inc. and Information Services International-Dentsu, Ltd., incorporated herein by reference to Exhibit 2 to the Company's previously filed Form 10-Q for the quarter ended March 31, 1997

     (3.1) Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.2 to the Company's previously filed Registration Statement on Form S-1, Registration No. 333-2900

     (3.2) Restated Bylaws, incorporated herein by reference to Exhibit 3.4 to the Company's previously filed Registration Statement on Form S-1, Registration No. 333-2900

     (4.2) Line of Credit Demand Note between the Company and KeyBank National Association dated August 6, 1999, incorporated herein by reference to Exhibit 4.2 to the Company's previously filed Form 10-Q for the quarter ended September 30, 1999

     (10.1) Employment Agreement between the Company and Michael E. Korybalski, as amended

     (10.2) Employment Agreement between the Company and Robert R. Ryan, as amended

     (10.3) Employment Agreement between the Company and David Peralta, as amended

     (10.18) Lease Agreement between the Company and First Martin Corporation dated August 5, 1999, incorporated herein by reference to Exhibit
               10.18 to the Company's previously filed Form 10-Q for the quarter ended September 30, 1999

     (11)      Statement Re Computation Of Per Share Earnings Per Share

     (21)      Subsidiaries Of The Registrant

     (23.1)    Consent Of Independent Public Accountants

     (27)      Financial Data Schedule - 1999