Form 10-Q
period 2000-03-31
MECHANICAL DYNAMICS INC \MI\
filed 2000-05-15
CIK 1011451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal period ended: MARCH 31, 2000

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



       The number of outstanding shares of the Registrant's common stock, as of May 5, 2000, was 6,273,325.

                            MECHANICAL DYNAMICS, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                                                             PAGE

                                                                                                             ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets
           March 31, 2000 and December 31, 1999.....................................................            3

           Condensed Consolidated Statements of Income
           Three Months Ended March 31, 2000 and 1999...............................................            4

           Condensed Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2000 and 1999...............................................            5

           Notes to Condensed Consolidated Financial Statements.....................................            6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....            7

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............................           13

PART II -  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.........................................................           14

SIGNATURES..........................................................................................           15

INDEX TO EXHIBITS...................................................................................           16


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                  MARCH 31,         DECEMBER 31,
   in thousands                                                                     2000               1999
----------------------------------------------------------------------------------------------------------------
   ASSETS:                                                                     (Unaudited)
   Current assets:
     Cash and cash equivalents                                                     $17,813           $17,741
     Accounts receivable, net                                                       11,069            10,454
     Prepaid and deferred expenses                                                   2,203             2,755
----------------------------------------------------------------------------------------------------------------
       Total current assets                                                         31,085            30,950
----------------------------------------------------------------------------------------------------------------
   Property and equipment, net                                                       2,877             3,118
   Goodwill, net                                                                     3,317             3,436
   Other assets                                                                        935               685
----------------------------------------------------------------------------------------------------------------
   Total assets                                                                    $38,214           $38,189
================================================================================================================

   LIABILITIES AND SHAREHOLDERS' EQUITY:
   Current liabilities:
     Borrowings under lines of credit                                                  $60               $14
     Accounts payable                                                                1,458             1,447
     Accrued expenses                                                                2,718             3,246
     Deferred revenue                                                                6,081             5,832
----------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                    10,317            10,539
----------------------------------------------------------------------------------------------------------------
   Minority interest                                                                   506               479
   Shareholders' equity:
     Common stock                                                                   22,637            22,586
     Preferred stock                                                                     0                 0
     Retained earnings                                                               4,409             4,168
     Accumulated other comprehensive income                                            345               417
----------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                   27,391            27,171
----------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                                      $38,214           $38,189
================================================================================================================

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                       THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                  -------------------------------
   in thousands except share and per share data                                         2000            1999
=================================================================================================================
                                                                                             (UNAUDITED)
   Revenue:
     Software licenses                                                                  $6,036          $5,276
     Software maintenance services                                                       2,253           1,832
     Professional services and other                                                     2,450           3,258
-----------------------------------------------------------------------------------------------------------------
       Total revenue                                                                    10,739          10,366
-----------------------------------------------------------------------------------------------------------------
   Cost of revenue:
     Software licenses                                                                   1,099             868
     Services                                                                            2,554           2,689
-----------------------------------------------------------------------------------------------------------------
       Total cost of revenue                                                             3,653           3,557
-----------------------------------------------------------------------------------------------------------------
   Gross profit                                                                          7,086           6,809
-----------------------------------------------------------------------------------------------------------------
   Operating expenses:
     Sales and marketing                                                                 4,203           3,920
     Research and development                                                            1,446           1,322
     General and administrative                                                          1,026             953
     Goodwill amortization                                                                 114             113
-----------------------------------------------------------------------------------------------------------------
       Total operating expenses                                                          6,789           6,308
-----------------------------------------------------------------------------------------------------------------
   Operating income                                                                        297             501
   Other income, net                                                                        85             196
-----------------------------------------------------------------------------------------------------------------
   Income before income taxes and minority interest                                        382             697
   Provision for income taxes                                                              114             209
-----------------------------------------------------------------------------------------------------------------
   Net income before minority interest                                                     268             488
   Minority interest in net income of subsidiary                                            27              14
-----------------------------------------------------------------------------------------------------------------
   Net income                                                                             $241            $474
=================================================================================================================
   Basic net income per common share                                                     $0.04           $0.08
=================================================================================================================
   Weighted average common shares                                                    6,286,725       6,235,247
=================================================================================================================
   Diluted net income per common share                                                   $0.04           $0.08
=================================================================================================================
   Weighted average common and common equivalent shares                              6,287,077       6,247,630
=================================================================================================================

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                  MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                      THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                -----------------------------------
   in thousands                                                                          2000              1999
===================================================================================================================
                                                                                          (UNAUDITED)
   Cash flows from operating activities:
     Net income                                                                          $241              $474
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
       Depreciation and amortization                                                      413               480
       (Gain) loss on disposal of assets, net                                             (14)                4
       Minority interest in net income of subsidiary                                       27                14
       Changes in assets and liabilities:
         Accounts receivable                                                             (815)             (691)
         Prepaid and deferred expenses                                                    516              (245)
         Other assets                                                                     (83)             (135)
         Accounts payable                                                                 156              (245)
         Accrued expenses                                                                (476)             (487)
         Deferred revenue                                                                 312               351
-------------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) operating activities                           277              (480)
-------------------------------------------------------------------------------------------------------------------
   Cash flows from investing activities:
     Proceeds from the sale of property and equipment                                      84                 0
     Purchases of property and equipment                                                 (315)             (368)
-------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                        (231)             (368)
-------------------------------------------------------------------------------------------------------------------
   Cash flows from financing activities:
     Net borrowings (payments) under line of credit agreements                             46                (8)
     Proceeds from the issuance of common stock                                            51                72
-------------------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                                      97                64
-------------------------------------------------------------------------------------------------------------------
   Effect of exchange rate changes on cash                                                (71)              (37)
-------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents                                    72              (821)
   Cash and cash equivalents at beginning of period                                    17,741            16,843
-------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                                         $17,813           $16,022
===================================================================================================================
   Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                                                            $1                $1
       Income taxes                                                                      $240              $202
===================================================================================================================

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1) - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of Mechanical Dynamics, Inc. ("MDI" or the "Company") and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

    Operating results for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the full year.


 (2) - COMPREHENSIVE INCOME

    Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income was $169,000 and $385,000 for the three month periods ended March 31, 2000 and 1999, respectively. The difference between net income, as reported in the accompanying condensed consolidated statements of income, and comprehensive income is the foreign currency translation adjustment for the respective periods.

(3) - EARNINGS PER SHARE

    The following table reconciles the weighted average number of shares in the basic net income per common share calculation to the number of shares in the diluted net income per common share calculation:

                                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                          -------------------------------------
                                                                                                  2000               1999
-------------------------------------------------------------------------------------------------------------------------------
 Weighted average common shares used in basic net income per common share.............          6,286,725          6,235,247
    Effect of stock options...........................................................                352             12,383
                                                                                            -------------        -----------
 Weighted average common and common equivalent shares used in diluted net
    income per common share...........................................................          6,287,077          6,247,630
                                                                                            =============        ===========

(4) - DERIVATIVES

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity record all derivatives as either assets or liabilities at fair value. Under certain conditions, a derivative may be designated as a hedge of (1) potential changes in the fair value of an asset or liability or firm commitment, (2) the foreign currency exposure of a forecasted transaction, or (3) the foreign currency exposure of the net investment in a foreign operation. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. Originally, the statement had been effective for all quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities", which postponed the adoption of SFAS 133 until fiscal years beginning after June 15, 2000. The Company's derivative activities are currently limited to entering into forward contracts to hedge potential changes in the fair value of its receivables denominated in certain foreign currencies.

(5) GEOGRAPHIC OPERATIONS AND SEGMENT INFORMATION

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

    The following table summarizes selected financial information of the Company's operations by geographic location:

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------------------
In thousands                                                                  2000                  1999
----------------------------------------------------------------------------------------------------------------
Revenue:
  North America
     United States..............................................          $   2,781             $   2,997
     Canada and Mexico..........................................              1,336                   803
  Europe
     Germany....................................................              1,033                 1,279
     Other European countries...................................              2,529                 2,553
  Asia/Pacific
     Japan......................................................              2,661                 2,129
     Other Asian countries......................................                399                   605
                                                                          ---------             ---------
          Total revenue.........................................          $  10,739             $  10,366
                                                                          =========             =========



    Total assets by geographic location have not changed significantly from December 31, 1999.



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

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

    Except for the historical information contained in this report, the matters herein contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. These forward-looking statements include, but are not limited to, revenue levels, including the level of international revenue, certain costs and operating expense levels, the level of other income, the Company's liquidity and capital needs and various business environment and trend information. Actual future results and trends may differ materially depending on a variety of factors, including:

 -   the volume and timing of orders received during the quarter;
 - the mix of and changes in distribution channels through which the Company's products are sold;
 - the timing and acceptance of new products and product enhancements by the Company or its competitors;
 -   changes in pricing;
 -   the level of the Company's sales of third-party products;
 -   purchasing patterns of distributors and customers;
 -   competitive conditions in the industry;
 - business cycles affecting the markets in which the Company's products are sold;
 -   extraordinary events, such as litigation;
 - risks inherent in seeking and consummating acquisitions, including the diversion of management attention to the assimilation of the operations and personnel of the acquired business;
 -   fluctuations in foreign exchange rates;
 - the impact of undetected errors or defects, including those associated with Year 2000 date functions, on the Company's current products, vendors and internal systems; and
 -   economic conditions generally or in various geographic areas.

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


RESULTS OF OPERATIONS

   REVENUE


                                                                           THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------------------
 dollars in thousands                                                    2000         1999        % CHANGE
--------------------------------------------------------------------------------------------------------------
Software licenses                                                         $6,036       $5,276        14.4%
  % of total revenue                                                       56.2%        50.9%

Software maintenance services                                             $2,253       $1,832        23.0%
  % of total revenue                                                       21.0%        17.7%

Professional services and other                                           $2,450       $3,258      (24.8%)
  % of total revenue                                                       22.8%        31.4%
--------------------------------------------------------------------------------------------------------------
                                                                         $10,739      $10,366        3.6%
==============================================================================================================

    The Company's total revenue increased 3.6% during the three month period ended March 31, 2000, as compared to the corresponding period in 1999. The growth in revenue resulted from an increase in sales of the Company's software products, as well as from increased sales of third party software products licensed through the Company's European and Canadian subsidiaries. The increase in software sales was offset by a decrease in the professional services provided to the Company's customers.

    Revenue from international customers accounted for approximately 61.7% and 63.3% of the Company's total revenue during the three months ended March 31, 2000 and 1999, respectively. The decrease in international revenue as a percent of total revenue was due primarily to the strengthening of the U.S. dollar in 2000 relative to certain European currencies which negatively impacted the Company's revenue by approximately $497,000. Since most of the Company's international operating expenses were incurred in foreign currencies, the net impact of exchange rate fluctuations on income from operations was considerably less than the impact on revenue. If the U.S. dollar strengthens in 2000 relative to the European, Canadian and Japanese currencies, the Company's international revenue will be negatively impacted, which could have a material adverse effect on the Company's consolidated results of operations.

    In 1999 and 1998, the Company's international revenue was negatively impacted by economic weakness in certain countries in Asia, including Japan. During the first quarter of 2000, the Company achieved 11.9% revenue growth in Asia as compared to the first quarter of 1999, driven principally by 123.1% growth of ADAMS software licenses revenue in Japan. If the economies in Asia deteriorate in the remainder of 2000, the Company's overall Asian revenue could be adversely impacted, which could have a material adverse effect on the Company's consolidated results of operations. Consequently, the Company remains cautious in its overall outlook for Asian revenue in 2000. The Company expects that international revenue will continue to account for a significant portion of its total revenue in future periods.

    Software licenses revenue consists primarily of license fees for the Company's software products and, to a lesser extent, license fees for third party software products licensed through the Company's European and Canadian subsidiaries. Software licenses revenue increased 14.4% during the three month period ended March 31, 2000, as compared to the corresponding period in 1999. This increase resulted primarily from a higher volume of the Company's ADAMS and Dynamic Designer products, as well as increased sales of third party software licenses sold worldwide. Revenue from third party software products totaled approximately $1.3, or 11.9% of total revenue during the three months ended March 31, 2000, as compared to $1.1 million, or 10.3% of total revenue during the corresponding period in 1999.

    Software maintenance services revenue consists of revenue generated from maintenance and support agreements on the Company's software products. Software maintenance services revenue increased 23.0% during the three month period ended March 31, 2000, as compared to the corresponding period in 1999. The increase reflects the continuing growth of the Company's customer base, as well as the strong maintenance renewal rate the Company has historically experienced with respect to software maintenance agreements.

    Professional services and other revenue consists primarily of revenue from consulting, training and funded research and development projects. Professional services revenue decreased 24.8% during the three month period ended March 31, 2000, as compared to the corresponding period in 1999. The decrease in revenue was due to a combination of several factors, including: (i) a shift in spending during the quarter on the part of the Company's large Japanese customers, whereby they invested less in consulting services and more in software licenses,
(ii) a 14.5% decline in the number of employees deployed by the Company towards consulting services in the United States, and (iii) a decrease in funded development activities during the quarter, as compared to the first quarter of 1999.

   COST OF REVENUE

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                       ---------------------------------------
dollars in thousands                                                        2000        1999      % CHANGE
--------------------------------------------------------------------------------------------------------------
Cost of software licenses                                                  $1,099        $868       26.6%
 Gross profit margin on software licenses revenue                           81.8%       83.5%

Cost of services                                                           $2,554      $2,689       (5.0%)
 Gross profit margin on services revenue                                    45.7%       47.2%
--------------------------------------------------------------------------------------------------------------

    Cost of software licenses includes software royalty fees, media costs, payroll and other costs attributable to software documentation and distribution, and an allocation of depreciation, utilities and other overhead expenses incurred by the Company. Cost of software licenses increased 26.6% from the first quarter of 1999 to approximately $1.1 million in the first quarter of 2000. The increase in cost of software licenses was due to higher royalties paid to third parties whose products were licensed through the Company's Canadian and European subsidiaries, and additional royalties paid to third parties whose products are embedded in the Company's ADAMS software.

    Gross profit margin on software licenses revenue was 81.8% and 83.5% during the three month periods ended March 31, 2000 and 1999, respectively. The decline in gross profit margin was due to the increased sales of third party software products as a percent of total software licenses revenue. The gross profit margin realized from sales of third party software products has historically been lower than the gross profit margin realized from sales of the Company's software products.

    Cost of services includes payroll and overhead expenses attributable to hotline support, consulting, training and funded research and development. Cost of services decreased 5.0% during the three month period ended March 31, 2000, as compared to the corresponding period in 1999. The decrease in the absolute cost of services was primarily due to the decline in the number of employees deployed by the Company towards consulting services in the United States in the first quarter of 2000, compared to the first quarter of 1999.

    Gross profit margin on services revenue was 45.7% and 47.2% during the three month periods ended March 31, 2000 and 1999, respectively. The decrease in gross profit margin on services revenue was due primarily to a decline in services revenue realized per consultant in Japan during the quarter, due to the shift noted in spending in the region, whereby customers invested less in services and more in software licenses.

   OPERATING EXPENSES


                                                                            THREE MONTHS ENDED MARCH 31,
                                                                       ---------------------------------------
   dollars in thousands                                                    2000        1999        % CHANGE
--------------------------------------------------------------------------------------------------------------
Sales and marketing                                                        $4,203      $3,920        7.2%
 % of total revenue                                                         39.1%       37.8%

Research and development                                                   $1,446      $1,322        9.4%
 % of total revenue                                                         13.5%       12.8%

General and administrative                                                 $1,026        $953        7.7%
 % of total revenue                                                          9.6%        9.2%

Goodwill amortization                                                        $114        $113        0.9%
% of total revenue                                                           1.1%        1.1%
--------------------------------------------------------------------------------------------------------------


   Sales and marketing expenses include costs associated with the Company's sales channels, such as personnel, commissions, sales office costs, travel, promotional events, sales order processing, including license administration and order fulfillment, and advertising and public relations programs. Sales and marketing expenses also include an allocation of overhead expenses incurred by the Company. The absolute dollar increase in sales and marketing expenses during the three month period ended March 31, 2000, as compared to the corresponding period in 1999, primarily resulted from increased sales commissions paid to the distributor of the Company's software in Japan, based on the higher revenue realized from the region.

    Research and development expenses include all payroll costs attributable to research and development activities. Research and development expenses also include an allocation of overhead expenses incurred by the Company. Costs associated with funded research and development projects are included in cost of services. The increase in research and development expenses during the three month period ended March 31, 2000, as compared to corresponding period in 1999, primarily resulted from an increase in costs to support the Company's expanded development efforts. The Company intends to continue to invest significant resources in research and development in the future.

    General and administrative expenses include the cost of salaries, employee benefits and other payroll costs associated with the Company's finance, accounting, human resources, information systems and executive management functions. General and administrative expenses also include an allocation of overhead expenses incurred by the Company. General and administrative expenses increased 7.7% during the three month period ended March 31, 2000, as compared to the corresponding period in 1999. The absolute dollar increase in these expenses was primarily due to additional expenses incurred to support the Company's worldwide growth.

    Goodwill amortization includes the amortization of purchase price in excess of net assets on the Company's past acquisitions. Goodwill amortization increased 0.9% during the three month period ended March 31, 2000, as compared to the corresponding period in 1999. No acquisitions were made by the Company during 1999, or during the first quarter of 2000. The Company amortizes goodwill over the periods estimated to be benefited from the acquisitions, after considering such factors as demand, competition, service lives of employees, and expected actions of competitors.


   OTHER INCOME, NET

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------------
dollars in thousands                                                       2000        1999     % CHANGE
-----------------------------------------------------------------------------------------------------------
Other income, net                                                           $85       $196      (56.6%)
   % of total revenue                                                      0.8%       1.9%
-----------------------------------------------------------------------------------------------------------



    Other income, net consists of net interest income (expense), foreign currency transaction gain (loss) and gain (loss) on the disposal of property and equipment. The decrease in other income, net during the three month period ended March 31, 2000, as compared to the corresponding period in 1999, primarily resulted from foreign currency transaction losses incurred by the Company during the first quarter of 2000. From time to time, the Company may enter into forward exchange contracts to hedge exposures related to significant foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency.

   PROVISION FOR INCOME TAXES

    The Company's effective income tax rate was 29.8% and 30.0% for the three months ended March 31, 2000 and 1999, respectively. The difference between the Company's effective rate and the 34.0% statutory federal rate during each period resulted primarily from tax-exempt interest income earned by the Company as well as tax benefits gained from the Company's foreign sales corporation.

   MINORITY INTEREST IN NET INCOME OF SUBSIDIARY

    The Company owns a 66% interest in its Japanese subsidiary, Mechanical Dynamics Japan K.K. ("MDI-Japan"), through a joint venture agreement with ISI-Dentsu of Tokyo, Japan, the distributor of the Company's software in

Japan. Minority interest in net income of subsidiary of $27,000 and $14,000 for the three month periods ended March 31, 2000 and 1999, respectively, represents ISI-Dentsu's 34% interest in the net income of MDI-Japan.

   EMPLOYEES

    The number of the Company's worldwide employees decreased 4% to 285 at March 31, 2000, compared with 297 at March 31, 1999. On a sequential basis, the Company's workforce grew by one employee during the quarter, from 284 employees at the end of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents increased $72,000 during the first three months of 2000 to $17.8 million at March 31, 2000, compared with $17.7 million at December 31, 1999. Through March 31, 2000, cash and cash equivalents increased primarily as a result of the $277,000 in cash generated by operations, offset by $231,000 in cash used for purchases of equipment (net of proceeds from disposals).

    At March 31, 2000, the Company's principal commitments consisted of obligations under operating leases for facilities and equipment. The Company had no borrowings under long-term debt arrangements at March 31, 2000.

    The Company has an agreement with its principal bank for a $4.0 million line of credit facility. No borrowings were outstanding under this agreement as of March 31, 2000. The Company's subsidiaries in Germany, Italy, Sweden, and France also have line of credit and overdraft facilities that provide for aggregate borrowing availability of up to $510,000. Approximately $60,000 in borrowings was outstanding under these facilities as of March 31, 2000.

    Long-term cash requirements, other than for normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, financing growth, repurchases of the Company's common stock and the possible acquisition of software products, technologies and businesses complementary to the Company's business. The Company believes that cash flows from operations, together with existing cash balances, and available borrowings will be adequate to meet the Company's cash requirements for working capital, capital expenditures and stock repurchases for the next twelve months and the foreseeable future. The Company has not paid dividends during the period from 1996 through the first quarter of 2000 and intends to continue its policy of retaining earnings to finance future growth.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


    Other than as disclosed in this report on Form 10-Q, there have been no significant changes in our market risk exposure as described in Management's Discussion and Analysis of Financial Condition and Results of Operations included as Item 7a. on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS



    NUMBER                                                    EXHIBIT
--------------------------------------------------------------------------------
     (11)       Statement Re Computation of Per Share Earnings

     (27)       Financial Data Schedule

For our documents incorporated by reference, references are to File No. 0-20679.


(B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Company during the three months ended March 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2000          MECHANICAL DYNAMICS, INC.
                             (Registrant)


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