Form 10-Q
period 2000-06-30
MECHANICAL DYNAMICS INC \MI\
filed 2000-08-14
CIK 1011451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal period ended:  JUNE 30, 2000

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



    The number of outstanding shares of the Registrant's common stock, as of August 9, 2000, was 6,211,725.

                            MECHANICAL DYNAMICS, INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets
           June 30, 2000 and December 31, 1999......................................................            3

           Condensed Consolidated Statements of Income
           Three and Six Months Ended June 30, 2000 and 1999........................................            4

           Condensed Consolidated Statements of Cash Flows
           Six Months Ended June 30, 2000 and 1999..................................................            5

           Notes to Condensed Consolidated Financial Statements.....................................            6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....            8

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............................           14

PART II -  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders......................................           15

  Item 6.  Exhibits and Reports on Form 8-K.........................................................           15

SIGNATURES..........................................................................................           16

INDEX TO EXHIBITS...................................................................................           17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                 JUNE 30,               DECEMBER 31,
   in thousands                                                                                    2000                     1999
------------------------------------------------------------------------------------------------------------------------------------
   ASSETS:                                                                                      (UNAUDITED)
   Current assets:
     Cash and cash equivalents                                                                    $19,538                  $17,741
     Accounts receivable, net                                                                      10,608                   10,454
     Prepaid and deferred expenses                                                                  2,768                    2,755
------------------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                                        32,914                   30,950
------------------------------------------------------------------------------------------------------------------------------------
   Property and equipment, net                                                                      2,737                    3,118
   Goodwill, net                                                                                    3,175                    3,436
   Other assets                                                                                       921                      685
------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                                                                   $39,747                  $38,189
====================================================================================================================================

   LIABILITIES AND SHAREHOLDERS' EQUITY:
   Current liabilities:
     Borrowings under lines of credit                                                                  $7                      $14
     Accounts payable                                                                               1,777                    1,447
     Accrued expenses                                                                               2,587                    3,246
     Deferred revenue                                                                               7,619                    5,832
------------------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                                   11,990                   10,539
------------------------------------------------------------------------------------------------------------------------------------
   Minority interest                                                                                  507                      479
   Shareholders' equity:
     Common stock                                                                                  22,376                   22,586
     Preferred stock                                                                                    0                        0
     Retained earnings                                                                              4,675                    4,168
     Accumulated other comprehensive income                                                           199                      417
------------------------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                                  27,250                   27,171
------------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                                                     $39,747                  $38,189
====================================================================================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                             JUNE 30,                             JUNE 30,
                                                                  ------------------------------------------------------------------
   in thousands except share and per share data                     2000               1999                2000             1999
------------------------------------------------------------------------------------------------------------------------------------
   Revenue:
     Software licenses                                            $5,742              $4,020             $11,778           $9,296
     Software maintenance services                                 2,468               1,767               4,721            3,599
     Professional services and other                               2,871               3,371               5,321            6,629
------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                              11,081               9,158              21,820           19,524
------------------------------------------------------------------------------------------------------------------------------------
   Cost of revenue:
     Software licenses                                             1,003                 781               2,102            1,649
     Services                                                      2,768               2,868               5,322            5,557
------------------------------------------------------------------------------------------------------------------------------------
       Total cost of revenue                                       3,771               3,649               7,424            7,206
------------------------------------------------------------------------------------------------------------------------------------
   Gross profit                                                    7,310               5,509              14,396           12,318
------------------------------------------------------------------------------------------------------------------------------------
   Operating expenses:
     Sales and marketing                                           4,151               3,865               8,354            7,785
     Research and development                                      1,474               1,434               2,920            2,756
     General and administrative                                    1,018                 931               2,044            1,884
     Goodwill amortization                                           113                 114                 227              227
------------------------------------------------------------------------------------------------------------------------------------
       Total operating expenses                                    6,756               6,344              13,545           12,652
------------------------------------------------------------------------------------------------------------------------------------
   Operating income (loss)                                           554                (835)                851             (334)
   Other income, net                                                 130                 103                 215              299
------------------------------------------------------------------------------------------------------------------------------------
   Income (loss) before income taxes and minority interest           684                (732)              1,066              (35)
   Provision (credit) for income taxes                               204                (219)                318              (10)
------------------------------------------------------------------------------------------------------------------------------------
   Net income (loss) before minority interest                        480                (513)                748              (25)
   Minority interest in net income (loss) of subsidiary                1                 (10)                 28                4
------------------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                                $479               ($503)               $720             ($29)
------------------------------------------------------------------------------------------------------------------------------------

   Basic net income (loss) per common share                        $0.08              ($0.08)              $0.11            $0.00
------------------------------------------------------------------------------------------------------------------------------------
   Weighted average common shares                              6,260,951           6,247,776           6,273,763        6,241,446
------------------------------------------------------------------------------------------------------------------------------------

   Diluted net income (loss) per common share                      $0.08              ($0.08)              $0.11            $0.00
------------------------------------------------------------------------------------------------------------------------------------
   Weighted average common and common equivalent shares        6,266,564           6,247,776           6,275,689        6,241,446
------------------------------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                -----------------------------------
   in thousands                                                                          2000              1999
-------------------------------------------------------------------------------------------------------------------
   Cash flows from operating activities:
     Net income (loss)                                                                   $720              ($29)
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
       Depreciation and amortization                                                      840               871
       (Gain) loss on disposal of assets, net                                             (24)               26
       Minority interest in net income of subsidiary                                       28                 4
       Changes in assets and liabilities:
         Accounts receivable                                                             (475)             (900)
         Prepaid and deferred expenses                                                    (72)             (381)
         Other assets                                                                     (71)             (115)
         Accounts payable                                                                 523              (283)
         Accrued expenses                                                                (563)             (370)
         Deferred revenue                                                               1,881               706
-------------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) operating activities                         2,787              (471)
-------------------------------------------------------------------------------------------------------------------
   Cash flows from investing activities:
     Proceeds from the sale of property and equipment                                     118                 0
     Purchases of property and equipment                                                 (531)             (744)
-------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                        (413)             (744)
-------------------------------------------------------------------------------------------------------------------
   Cash flows from financing activities:
     Purchases of Company common stock                                                   (529)                0
     Net borrowings (payments) under line of credit agreements                             (7)               94
     Proceeds from the issuance of common stock                                           106               141
-------------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) financing activities                          (430)              235
-------------------------------------------------------------------------------------------------------------------
   Effect of exchange rate changes on cash                                               (147)               11
-------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents                                 1,797              (969)
   Cash and cash equivalents at beginning of period                                    17,741            16,843
-------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                                         $19,538           $15,874
-------------------------------------------------------------------------------------------------------------------
   Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                                                            $3                $5
       Income taxes                                                                      $440              $370
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

    Operating results for the three and six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the full year.


 (2) - COMPREHENSIVE INCOME

    Comprehensive income is the total of net income and all other non-owner changes in equity. Total comprehensive income (loss) was $333,000 and ($526,000) for the three month periods ended June 30, 2000 and 1999, respectively, and $502,000 and ($141,000) for the six month periods ended June 30, 2000 and 1999, respectively. The difference between net income (loss), as reported in the accompanying condensed consolidated statements of income, and comprehensive income (loss) is the foreign currency translation adjustment for the respective periods.


(3) - EARNINGS PER SHARE

    The following table reconciles the weighted average number of shares in the basic net income (loss) per common share calculation to the number of shares in the diluted net income (loss) per common share calculation:

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                          ---------------------------- ------------------------
                                                               2000         1999             2000      1999
---------------------------------------------------------------------------------------------------------------
 Weighted average common shares used in basic net
    income (loss) per common share.......................  6,260,951      6,247,776      6,273,763    6,241,446
    Effect of stock options..............................      5,613             --          1,926           --
                                                           ---------    -----------    -----------  -----------
 Weighted average common and common equivalent
    shares used in diluted net income (loss) per
    common share.........................................  6,266,564      6,247,776      6,275,689    6,241,446
                                                           =========    ===========    ===========  ===========


For the three and six month periods ended June 30, 1999, the effect of stock options outstanding for the purchase of 0 and 9 shares, respectively, were not included in the net loss per common share calculation because doing so would have been anti-dilutive.


(4) - NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133, 137, and 138, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133, SFAS 137, and SFAS 138"). These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The statements require that an entity record all derivatives as either assets or liabilities at fair value. Under certain conditions, a derivative may be designated as a hedge of (1) potential changes in the fair value of an asset or liability or firm commitment, (2) the foreign currency exposure of a forecasted transaction, or (3) the foreign currency exposure of the net investment in a foreign operation. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. These statements are effective for fiscal years beginning after June 15, 2000. The Company's derivative activities are currently limited to entering into forward contracts to hedge potential changes in the fair value of its receivables denominated in certain foreign currencies.

    Additional accounting pronouncements which have been issued but are not yet effective include, but are not limited to, Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition," which the Company must adopt no later than the fourth quarter of 2000, and Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," which generally is effective for all periods after July 1, 2000. Certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Management expects that adoption of these pronouncements will have little, if any, impact on the Company's consolidated financial position or results of operations.


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

    The following table summarizes selected financial information of the Company's operations by geographic location:

                                                THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                ------------------------------- -------------------------------
In thousands                                       2000             1999              2000              1999
---------------------------------------------------------------------------------------------------------------
Revenue:
  North America
     United States..........................   $   2,855         $   2,711        $   5,636         $   5,708
     Canada and Mexico......................       1,203               897            2,539             1,700
  Europe
     Germany................................       1,498             1,314            2,531             2,593
     Other European countries...............       2,558             2,448            5,087             5,001
  Asia/Pacific
     Japan..................................       2,302             1,359            4,963             3,488
     Other Asian countries..................         665               429            1,064             1,034
                                               ---------         ---------        ---------         ---------
          Total revenue.....................   $  11,081         $   9,158        $  21,820         $  19,524
                                               =========         =========        =========         =========



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

RESULTS OF OPERATIONS

   REVENUE

                                          THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                     -----------------------------------     ----------------------------------
   dollars in thousands               2000          1999        % CHANGE       2000         1999       % CHANGE
---------------------------------------------------------------------------------------------------------------
   Software licenses                 $ 5,742       $ 4,020         42.8%     $11,778       $ 9,296        26.7%
    % of total revenue                  51.8%         43.9%                     54.0%         47.6%

   Software maintenance services     $ 2,468       $ 1,767         39.7%     $ 4,721       $ 3,599        31.2%
    % of total revenue                  22.3%         19.3%                     21.6%         18.4%

   Professional services and other   $ 2,871       $ 3,371        (14.8%)    $ 5,321       $ 6,629       (19.7%)
    % of total revenue                  25.9%         36.8%                     24.4%         34.0%
---------------------------------------------------------------------------------------------------------------
   Total revenue                     $11,081       $ 9,158         21.0%     $21,820       $19,524        11.8%
===============================================================================================================

    The Company's total revenue increased 21.0% and 11.8% during the three and six month periods ended June 30, 2000, respectively, as compared to the corresponding periods in 1999. The growth in revenue resulted from increased sales of the Company's software products, as well as from increased sales of third party software products licensed through the Company's European and Canadian subsidiaries. The increase in software sales was offset by a decrease in the professional services provided to the Company's customers.

    Revenue from international customers accounted for approximately 63.4% and 60.6% of the Company's total revenue during the three months ended June 30, 2000 and 1999, respectively. International revenue accounted for approximately 62.5% and 62.1% of total revenue during the six months ended June 30, 2000 and 1999, respectively. The increase in international revenue as a percent of total revenue was due primarily to increased sales in Japan and the rest of Asia compared to the corresponding periods in 1999, offset partially by a decline in the percent of total revenue derived from European customers during the quarter. The strengthening of the dollar relative to the European currencies negatively impacted the Company's revenue by approximately $440,000 during the three months ended June 30, 2000. Since most of the Company's international operating expenses were incurred in foreign currencies, the net impact of exchange rate fluctuations on income from operations was considerably less than the impact on revenue. If the U.S. dollar continues to strengthen in 2000 relative to the European currencies, the Company's international revenue will be negatively impacted, which could have a material adverse effect on the Company's consolidated results of operations.

    In 1999, the Company's international revenue was negatively impacted by economic weakness in certain countries in Asia, including Japan. During the six month period ended June 30, 2000, the Company achieved 33.3% revenue growth in Asia, as compared to the corresponding period in 1999. This improvement in revenue was driven principally by increased sales of ADAMS software licenses in Japan. Given the uncertainty experienced in the Asian markets over the past several years, the Company continues to remain cautious in its overall outlook for Asian revenue in the second half of 2000. If the economies in Asia deteriorate in the remainder of 2000, the Company's overall Asian revenue could be adversely impacted, which could have a material adverse effect on the Company's consolidated results of operations. The Company nonetheless expects that international revenue will continue to account for a significant portion of its total revenue in future periods.

    Software licenses revenue consists primarily of license fees for the Company's software products and, to a lesser extent, license fees for third party software products licensed through the Company's European and Canadian subsidiaries. Software licenses revenue increased 42.8% and 26.7% during the three and six month periods ended June 30, 2000, respectively, as compared to the corresponding periods in 1999. This increase resulted primarily from a higher volume of the Company's ADAMS and Dynamic Designer products, as well as increased sales of third party software licenses sold worldwide. Revenue from third party software products totaled approximately $1.1 million, or 10.0% of total revenue during the three month period ended June 30, 2000, as compared to $930,000, or

10.2% of total revenue during the corresponding period in 1999. Revenue from third party products totaled approximately $2.4 million, or 10.9% of total revenue during the six month period ended June 30, 2000, as compared to $2.0 million, or 10.2% of total revenue during the corresponding period in 1999.

    Software maintenance services revenue consists of revenue generated from maintenance and support agreements on the Company's software products. Software maintenance services revenue increased 39.7% and 31.2% during the three and six month periods ended June 30, 2000, respectively, as compared to the corresponding periods in 1999. The increase reflects the continuing growth of the Company's customer base, as well as the strong maintenance renewal rate the Company has historically experienced with respect to software maintenance agreements. In addition, during the first six months of 2000, the Company's maintenance services revenue benefited from a price increase implemented in the second half of 1999, whereby fees for the Company's maintenance services increased from 15% to 18% of paid-up license fees.

    Professional services and other revenue consists primarily of revenue from consulting, training and funded research and development projects. Professional services revenue decreased 14.8% and 19.7% during the three and six month periods ended June 30, 2000, respectively, as compared to the corresponding periods in 1999. The decrease in revenue was due to a combination of several factors, including: (i) a shift in spending during the first six months of 2000 on the part of the Company's large Japanese customers, whereby they invested less in consulting services and more in software licenses, (ii) a 21.0% decline in the number of employees deployed by the Company towards consulting services in the United States as of June 30, 2000, compared to June 30, 1999, and (iii) a decrease in funded development activities during the first six months of 2000, as compared to the same period in 1999.


   COST OF REVENUE


                                                        THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                    -----------------------------------      -----------------------------------
           dollars in thousands                      2000            1999      % CHANGE       2000           1999       % CHANGE
--------------------------------------------------------------------------------------------------------------------------------
           Cost of software licenses                $1,003          $  781        28.4%      $2,102        $1,649          27.5%
             Gross profit margin on software          82.5%           80.6%                    82.2%         82.3%
               licenses revenue

           Cost of services                         $2,768          $2,868        (3.5%)     $5,322        $5,557          (4.2%)
             Gross profit margin on services          48.2%           44.2%                    47.0%         45.7%
               revenue
---------------------------------------------------------------------------------------------------------------------------------

    Cost of software licenses includes software royalty fees, media costs, payroll and other costs attributable to software documentation and distribution, and an allocation of depreciation, utilities and other overhead expenses incurred by the Company. Cost of software licenses revenue increased 28.4% and 27.5% during the three and six month periods ended June 30, 2000, respectively, as compared to the corresponding periods in 1999. The increase in cost of software licenses was due to higher royalties paid to third parties whose products were licensed through the Company's Canadian and European subsidiaries, as well as additional royalties paid to third parties whose products are embedded in the Company's ADAMS software.

    Gross profit margin on software licenses revenue was 82.5% and 80.6% during the three month periods ended June 30, 2000 and 1999, respectively. Gross profit margin on software licenses revenue was 82.2% and 82.3% during the six month periods ended June 30, 2000 and 1999, respectively. The increase in gross profit margin during the three month period ending June 30, 2000 was due to the decreased sales of third party software products as a percent of total software licenses revenue, compared to the corresponding period in 1999. The gross profit margin derived from sales of third party software products has historically been lower than the gross profit margin derived from sales of the Company's software products..

    Cost of services includes payroll and overhead expenses attributable to hotline support, consulting, training and funded research and development. Cost of services revenue declined 3.5% and 4.2% during the three and six month periods ended June 30, 2000, respectively, as compared to the corresponding periods in 1999. The decrease in the absolute cost of services was primarily due to the decline in the number of employees deployed by the Company towards consulting services in the United States in the first half of 2000, compared to the corresponding period in 1999.

    Gross profit margin on services revenue was 48.2% and 44.2% during the three month periods ended June 30, 2000 and 1999, respectively. Gross profit margin on services revenue was 47.0% and 45.7% during the six month periods ended June 30, 2000 and 1999, respectively. Changes in the gross profit margin on services revenue are principally due to fluctuations in the mix of services revenue, and, to a lessor extent, to fluctuations in the profit margins realized by the Company on consulting projects performed during the respective periods. Historically, revenue from software maintenance agreements has generated higher profit margins than revenue from professional services.

   OPERATING EXPENSES

                                                 THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                              -------------------------------------  -------------------------------------
   dollars in thousands                          2000        1999       % CHANGE        2000        1999       % CHANGE
--------------------------------------------------------------------------------------------------------------------------
   Sales and marketing                            $4,151      $3,865        7.4%         $8,354      $7,785        7.3%
    % of total revenue                              37.5%       42.2%                      38.3%       39.9%

   Research and development                       $1,474      $1,434        2.8%         $2,920      $2,756        6.0%
    % of total revenue                              13.3%       15.7%                      13.4%       14.1%

   General and administrative                     $1,018      $  931        9.3%         $2,044      $1,884        8.5%
    % of total revenue                               9.2%       10.2%                       9.4%        9.6%

   Goodwill amortization                          $  113      $  114       (0.9%)        $  227      $  227        0.0%
    % of total revenue                               1.0%        1.2%                       1.0%        1.2%
--------------------------------------------------------------------------------------------------------------------------

    Sales and marketing expenses include costs associated with the Company's sales channels, such as personnel, commissions, sales office costs, travel, promotional events, sales order processing, including license administration and order fulfillment, and advertising and public relations programs. Sales and marketing expenses also include an allocation of overhead expenses incurred by the Company. The absolute dollar increase in sales and marketing expenses during the three and six month periods ended June 30, 2000, as compared to the corresponding periods in 1999, primarily resulted from increased sales commissions paid to the distributor of the Company's software in Japan, based on the higher revenue realized from the region.

    Research and development expenses include all payroll costs attributable to research and development activities. Research and development expenses also include an allocation of overhead expenses incurred by the Company. Costs associated with funded research and development projects are included in cost of services. The increase in research and development expenses during the three and six month periods ended June 30, 2000, as compared to the corresponding periods in 1999, primarily resulted from an increase in costs to support the Company's expanded development efforts. The Company intends to continue to invest significant resources in research and development in the future.

    General and administrative expenses include the cost of salaries, employee benefits and other payroll costs associated with the Company's finance, accounting, human resources, information systems and executive management functions. General and administrative expenses also include an allocation of overhead expenses incurred by the Company. General and administrative expenses increased 9.3% and 8.5% during the three and six month periods ended June 30, 2000, respectively, as compared to the corresponding periods in 1999. The absolute dollar increase in these expenses was primarily due to additional expenses incurred to support the Company's worldwide growth.

    Goodwill amortization includes the amortization of purchase price in excess of net assets on the Company's past acquisitions. Goodwill amortization was flat during the three and six month periods ended June 30, 2000, respectively, as compared to the corresponding periods in 1999. No acquisitions were made by the Company during 1999 or during the first half of 2000. The Company amortizes goodwill over the periods estimated to be benefited from the acquisitions, after considering such factors as demand, competition, service lives of employees and expected actions of competitors.

   OTHER INCOME, NET

                                        THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                     -------------------------------------  -------------------------------------
                                        2000       1999        % CHANGE        2000       1999        % CHANGE
-----------------------------------------------------------------------------------------------------------------
Other income, net                          $130       $103       26.2%            $215       $299      (28.1%)
 % of total revenue                         1.2%       1.1%                        1.0%       1.5%
-----------------------------------------------------------------------------------------------------------------

    Other income, net consists of net interest income (expense), foreign currency transaction gain (loss) and gain (loss) on the disposal of property and equipment. The increase in other income, net during the three month period ended June 30, 2000, as compared to the corresponding period in 1999, primarily resulted from an increase in interest earned given the Company's higher cash and cash equivalents balance. The decrease in other income, net during the six month period ended June 30, 2000, as compared to the corresponding period in 1999, primarily resulted from foreign currency transaction losses incurred by the Company during the first half of 2000. From time to time, the Company may enter into forward exchange contracts to hedge exposures related to significant foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency.

   PROVISION FOR INCOME TAXES

    The Company's effective income tax rate was 29.8% and 28.6% for the first six months of 2000 and 1999, respectively. The difference between the Company's effective rate and the 34.0% statutory federal rate during each period resulted primarily from tax-exempt interest income earned by the Company as well as tax benefits gained from the Company's foreign sales corporation.

   MINORITY INTEREST IN NET INCOME OF SUBSIDIARY

    The Company owns a 66% interest in its Japanese subsidiary, Mechanical Dynamics Japan K.K. ("MDI-Japan"), through a joint venture agreement with ISI-Dentsu of Tokyo, Japan, the distributor of the Company's software in Japan. Minority interest in net income of subsidiary of $28,000 and $4,000 for the six month periods ended June 30, 2000 and 1999, respectively, represents ISI-Dentsu's 34% interest in the net income of MDI-Japan.

   EMPLOYEES

    The number of the Company's worldwide employees decreased 3.0% to 287 at June 30, 2000, compared with 296 at June 30, 1999. On a sequential basis, the Company's workforce grew by two employees during the quarter, from 285 employees at March 31, 2000.

   YEAR 2000 COMPLIANCE

    The Year 2000 issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer programs will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors. The Company assessed and identified risks in four areas of its business: (1) the Company's products, including third-party software embedded in the Company's products, (2) business management and accounting systems, (3) computing and communications infrastructure, and (4) the Company's suppliers.

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

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents increased $1.8 million during the first six months of 2000 to $19.5 million at June 30, 2000, compared with $17.7 million at December 31, 1999. Through June 30, 2000, cash and cash equivalents increased primarily as a result of the $2.8 million in cash provided by operations. This increase was partially offset by $531,000 used to purchase property and equipment and $529,000 used to repurchase 87,800 shares of the Company's common stock.

    At June 30, 2000, the Company's principal commitments consisted of obligations under operating leases for facilities and equipment. The Company had no borrowings under long-term debt arrangements at June 30, 2000.

    The Company has an agreement with its principal bank for a $4.0 million line of credit facility. No borrowings were outstanding under this agreement as of June 30, 2000. The Company's subsidiaries in Germany, Italy, Sweden, and France also have line of credit and overdraft facilities that provide for aggregate borrowing availability of up to $510,000. Approximately $7,000 in borrowings was outstanding under these facilities as of June 30, 2000.

    Long-term cash requirements, other than for normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, financing growth, repurchases of the Company's common stock and the possible acquisition of software products, technologies and businesses complementary to the Company's business. The Company believes that cash flows from operations, together with existing cash balances, and available borrowings will be adequate to meet the Company's cash requirements for working capital, capital expenditures and stock repurchases for the next twelve months and the foreseeable future. The Company has not paid dividends during the period from 1996 through the second quarter of 2000 and intends to continue its policy of retaining earnings to finance future growth.


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

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held on May 11, 2000. At the Annual Meeting, the shareholders of the Company (1) elected Mitchell I. Quain, Robert R. Ryan and Michael E. Korybalski as Directors of the Company to hold office until the Annual Meeting of Shareholders to be held in 2003; and (2) ratified and approved the Board of Directors' selection of Arthur Andersen LLP as the independent auditors of the Company for the current fiscal year ending December 31, 2000. The votes were as follows:

                                                              FOR           WITHHELD     ABSTAINED
                                                                           OR AGAINST
------------------------------------------------------------------------------------------------------
   (1) Election of Directors:
         Mitchell I. Quain                                   4,420,535         6,096         15,077
         Robert R. Ryan                                      4,420,535         6,096         15,077
         Michael E. Korybalski                               4,420,535         6,096         15,077

   (2) Approval of Arthur Andersen LLP:                      4,436,903         2,293          2,512

------------------------------------------------------------------------------------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS


    NUMBER                       EXHIBIT
--------------- ----------------------------------------------------------------
     (11)       Statement Re Computation of Per Share Earnings

     (27)       Financial Data Schedule

For our documents incorporated by reference, references are to File No. 0-20679.


(B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Company during the three months ended June 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2000        MECHANICAL DYNAMICS, INC.
                              (Registrant)


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

                               INDEX TO EXHIBITS



    NUMBER                       EXHIBIT TITLE
--------------- ----------------------------------------------------------------
     (11)       Statement Re Computation of Per Share Earnings

     (27)       Financial Data Schedule

For our documents incorporated by reference, references are to File No. 0-20679.