Form 10-Q
period 2000-09-30
MECHANICAL DYNAMICS INC \MI\
filed 2000-11-09
CIK 1011451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: September 30, 2000

OR

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

Yes No

The number of outstanding shares of the Registrant’s common stock, as of November 6, 2000, was 6,155,589.

MECHANICAL DYNAMICS, INC.

FORM 10-Q

		Page

PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets September 30, 2000 and December 31, 1999	3

	Condensed Consolidated Statements of Income Three and Nine Months Ended September 30, 2000 and 1999	4

	Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2000 and 1999	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

PART II –	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES		16

INDEX TO EXHIBITS		17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
in thousands	2000	1999

Assets:	(Unaudited )

Current assets:

Cash and cash equivalents	$20,620	$17,741

Accounts receivable, net	9,865	10,454

Prepaid and deferred expenses	2,564	2,755

Total current assets	33,049	30,950

Property and equipment, net	2,576	3,118

Goodwill, net	3,062	3,436

Other assets	942	685

Total assets	$39,629	$38,189

Liabilities and Shareholders’ Equity:

Current liabilities:

Borrowings under lines of credit	$50	$14

Accounts payable	1,576	1,447

Accrued expenses	3,024	3,246

Deferred revenue	6,895	5,832

Total current liabilities	11,545	10,539

Minority interest	533	479

Shareholders’ equity:

Common stock	22,275	22,586

Preferred stock	0	0

Retained earnings	5,252	4,168

Accumulated other comprehensive income	24	417

Total shareholders’ equity	27,551	27,171

Total liabilities and shareholders’ equity	$39,629	$38,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

in thousands except share and per share data	2000	1999	2000	1999

Revenue:

Software licenses	$5,463	$4,572	$17,241	$13,868

Software maintenance services	3,147	2,097	7,868	5,696

Professional services and other	2,971	3,060	8,292	9,689

Total revenue	11,581	9,729	33,401	29,253

Cost of revenue:

Software licenses	940	871	3,042	2,520

Services	2,808	2,797	8,130	8,354

Total cost of revenue	3,748	3,668	11,172	10,874

Gross profit	7,833	6,061	22,229	18,379

Operating expenses:

Sales and marketing	4,344	3,631	12,698	11,416

Research and development	1,528	1,362	4,448	4,118

General and administrative	1,038	886	3,082	2,770

Goodwill amortization	113	113	340	340

Total operating expenses	7,023	5,992	20,568	18,644

Operating income (loss)	810	69	1,661	(265)

Other income, net	181	116	396	415

Income before income taxes and minority interest	991	185	2,057	150

Provision (credit) for income taxes	297	(449)	615	(459)

Net income before minority interest	694	634	1,442	609

Minority interest in net income (loss) of subsidiary	26	(6)	54	(2)

Net income	$668	$640	$1,388	$611

Basic net income per common share	$0.11	$0.10	$0.22	$0.10

Weighted average common shares	6,208,463	6,260,443	6,251,996	6,247,778

Diluted net income per common share	$0.11	$0.10	$0.22	$0.10

Weighted average common and common equivalent shares	6,210,668	6,260,443	6,254,046	6,247,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,

in thousands	2000	1999

Cash flows from operating activities:

Net income	$1,388	$611

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,264	1,502

(Gain) loss on disposal of assets, net	(22)	63

Minority interest in net income of subsidiary	54	(2)

Changes in assets and liabilities:

Accounts receivable	(93)	552

Prepaid and deferred expenses	51	(603)

Other assets	(97)	(359)

Accounts payable	551	(581)

Accrued expenses	3	(542)

Deferred revenue	1,287	466

Net cash provided by operating activities	4,386	1,107

Cash flows from investing activities:

Proceeds from the sale of property and equipment	124	0

Purchases of property and equipment	(729)	(1,046)

Net cash used in investing activities	(605)	(1,046)

Cash flows from financing activities:

Repurchases of Company common stock	(770)	0

Net borrowings (payments) under line of credit agreements	36	(31)

Proceeds from the issuance of common stock	155	203

Net cash provided by (used in) financing activities	(579)	172

Effect of exchange rate changes on cash	(323)	46

Net increase in cash and cash equivalents	2,879	279

Cash and cash equivalents at beginning of period	17,741	16,843

Cash and cash equivalents at end of period	$20,620	$17,122

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$5	$13

Income taxes	$913	$172

The accompanying notes are an integral part of these condensed consolidated financial statements.

MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) — Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements include the accounts of Mechanical Dynamics, Inc. (“MDI” or the “Company”) and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 1999.

      Operating results for the three and nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the full year.

(2) – Comprehensive Income

      Comprehensive income is the total of net income and all other non-owner changes in equity. Total comprehensive income was $493,000 and $912,000 for the three month periods ended September 30, 2000 and 1999, respectively, and $995,000 and $771,000 for the nine month periods ended September 30, 2000 and 1999, respectively. The difference between net income, as reported in the accompanying condensed consolidated statements of income, and comprehensive income is the foreign currency translation adjustment for the respective periods.

(3) – Earnings per Share

      The following table reconciles the weighted average number of shares in the basic net income per common share calculation to the number of shares in the diluted net income per common share calculation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Weighted average common shares used in basic net income per common share	6,208,463	6,260,443	6,251,996	6,247,778

Effect of stock options	2,205	—	2,050	—

Weighted average common and common equivalent shares used in diluted net income per common share	6,210,668	6,260,443	6,254,046	6,247,778

For the three and nine month periods ended September 30, 1999, there were no dilutive options outstanding.

(4) – New Accounting Pronouncements

      The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133, 137, and 138, “Accounting for Derivative Instruments and Hedging Activities” (collectively “SFAS 133”). These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The statements require that an entity record all derivatives as either assets or liabilities at fair value. Under certain conditions, a derivative may be designated as a hedge of (1) potential changes in the fair value of an asset or liability or firm commitment, (2) the foreign currency exposure of a forecasted transaction, or (3) the foreign currency exposure of the net investment in a foreign operation. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. These statements are effective for fiscal years beginning after June 15, 2000. The Company’s derivative activities are currently limited to entering into forward contracts to hedge potential changes in the fair value of its receivables denominated in certain foreign currencies.

      Additionally, the Securities and Exchange Commission has issued Staff Accounting Bulletin No. 101, “Revenue Recognition,” (“SAB 101”) which the Company must adopt no later than the fourth quarter of 2000, and the Financial Accounting Standards Board has issued Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” (“FIN 44”) which generally is effective for all periods after July 1, 2000. Certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998, or January 12, 2000.

      The adoption of FIN 44 had no impact on the Company’s financial statements and management expects that adoption of SFAS 133 and SAB 101 will have little, if any, impact on the Company’s consolidated financial position or results of operations.

(5) Geographic Operations and Segment Information

      The Company operates in one segment – the development, marketing and support of software products and services for the mechanical segment of the computer-aided engineering industry. The Company licenses products to customers on a worldwide basis. Sales and marketing operations outside the United States are conducted principally through the Company’s foreign subsidiaries and international distributors. Intercompany sales and transfers between geographic areas are accounted for at prices which are designed to be representative of third party transactions.

      The following table summarizes selected financial information of the Company’s operations by geographic location:

	Three Months Ended September 30,		Nine Months Ended September 30,

In thousands	2000	1999	2000	1999

Revenue:

North America

United States	$3,150	$3,057	$8,786	$8,765

Canada and Mexico	926	856	3,465	2,556

Europe

Germany	1,106	1,181	3,637	3,774

Other European countries	2,555	2,084	7,642	7,085

Asia/Pacific

Japan	3,028	2,057	7,991	5,545

Other Asian countries	816	494	1,880	1,528

Total revenue	$11,581	$9,729	$33,401	$29,253

      Total assets by geographic location have not changed significantly from December 31, 1999.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion provides an analysis of the Company’s financial condition and results of operations, and should be read in conjunction with the Company’s consolidated financial statements and the notes included in Item 1 of this Form 10-Q.

Overview

      The Company develops, markets and supports virtual prototyping solutions. The Company’s virtual prototyping software allows an engineer or designer to design a complete product by simulating, both visually and mathematically, a product in motion. The Company’s principal software product, ADAMS Full Simulation Package, is used by customers to simulate mechanical systems. The Company’s revenue has in the past been, and is expected to be in the future, derived primarily from its ADAMS Full Simulation Package and related software products and services.

Forward-Looking Information is Subject to Risk and Uncertainty

      Except for the historical information contained in this report, the matters herein contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. These forward-looking statements include, but are not limited to, revenue levels, including the level of international revenue, certain costs and operating expense levels, the level of other income, the Company’s liquidity and capital needs and various business environment and trend information. Actual future results and trends may differ materially depending on a variety of factors, including:

•	the volume and timing of orders received during the quarter;

•	the mix of and changes in distribution channels through which the Company’s products are sold;

•	the timing and acceptance of new products and product enhancements by the Company or its competitors;

•	changes in pricing;

•	the level of the Company’s sales of third-party products;

•	purchasing patterns of distributors and customers;

•	competitive conditions in the industry;

•	business cycles affecting the markets in which the Company’s products are sold;

•	extraordinary events, such as litigation;

•	risks inherent in seeking and consummating acquisitions, including the diversion of management attention to the assimilation of the operations and personnel of the acquired business;

•	fluctuations in foreign exchange rates;

•	the impact of undetected errors or defects, including those associated with Year 2000 date functions, on the Company’s current products, vendors and internal systems; and

•	economic conditions generally or in various geographic areas.

      All of the foregoing factors are difficult to forecast. The future operating results of the Company may fluctuate as a result of these and other risk factors detailed from time to time in the Company’s Securities and Exchange Commission reports.

      Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance. It is likely that, in some future quarters, the Company’s operating results will be below the expectations of stock market analysts and investors. In such an event, the price of the Company’s common stock would likely be materially adversely affected.

Results of Operations

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,

dollars in thousands	2000	1999	% Change	2000	1999	% Change

Software licenses	$5,463	$4,572	19.5%	$17,241	$13,868	24.3%

% of total revenue	47.2%	47.0%		51.6%	47.4%

Software maintenance services	$3,147	$2,097	50.1%	$7,868	$5,696	38.1%

% of total revenue	27.2%	21.5%		23.6%	19.5%

Professional services and other	$2,971	$3,060	(2.9%)	$8,292	$9,689	(14.4%)

% of total revenue	25.7%	31.5%		24.8%	33.1%

Total revenue	$11,581	$9,729	19.0%	$33,401	$29,253	14.2%

      The Company’s total revenue increased 19.0% and 14.2% during the three and nine month periods ended September 30, 2000, respectively, as compared to the corresponding periods in 1999. The growth in revenue resulted from increased sales of the Company’s software products including related maintenance services, as well as from increased sales of third party software products licensed through the Company’s European and Canadian subsidiaries. The increase in software sales was partially offset by a decrease in professional services provided to the Company’s customers.

      Revenue from international customers accounted for approximately 64.8% and 59.8% of the Company’s total revenue during the three months ended September 30, 2000 and 1999, respectively. International revenue accounted for approximately 63.3% and 61.3% of total revenue during the nine months ended September 30, 2000 and 1999, respectively. The increase in international revenue as a percent of total revenue was due primarily to increased sales in Japan and the rest of Asia compared to the corresponding periods in 1999. This increase was partially offset by a decline in the percent of total revenue derived from European customers. The strengthening of the dollar relative to the European currencies negatively impacted the Company’s revenue by approximately $570,000 during the three months ended September 30, 2000. Since most of the Company’s European operating expenses were incurred in local currencies, the net impact of exchange rate fluctuations on income from operations was considerably less than the impact on revenue. If the U.S. dollar continues to strengthen in 2000 relative to the European currencies, the Company’s international revenue will be negatively impacted, which could have a material adverse effect on the Company’s consolidated results of operations.

      In 1999, the Company’s international revenue was negatively impacted by economic weakness in certain countries in Asia, including Japan. During the nine month period ended September 30, 2000, the Company achieved 39.6% revenue growth in Asia, as compared to the corresponding period in 1999. This improvement in revenue was driven principally by increased sales of ADAMS software licenses in Japan. Given the uncertainty experienced in the Asian markets over the past several years, the Company continues to remain cautious in its overall outlook for Asian revenue. If the economies in Asia deteriorate in the remainder of 2000 or in 2001, the Company’s overall Asian revenue could be adversely impacted, which could have a material adverse effect on the Company’s consolidated results of operations. The Company nonetheless expects that international revenue will continue to account for a significant portion of its total revenue in future periods.

      Software licenses revenue consists primarily of license fees for the Company’s software products and, to a lesser extent, license fees for third party software products licensed through the Company’s European and Canadian subsidiaries. Software licenses revenue increased 19.5% and 24.3% during the three and nine month periods ended September 30, 2000, respectively, as compared to the corresponding periods in 1999. This increase resulted primarily from a higher volume of the Company’s ADAMS and Dynamic Designer products, as well as increased sales of third party software licenses sold worldwide. Revenue from third party software products totaled approximately $1.1 million, or 9.2% of total revenue during the three month period ended September 30, 2000, as compared to $864,000, or 8.9% of total revenue during the corresponding period in 1999. Revenue from third party products totaled approximately $3.5 million, or 10.3% of total revenue during the nine month period ended September 30, 2000, as compared to $2.9 million, or 9.8% of total revenue during the corresponding period in 1999.

      Software maintenance services revenue consists of revenue generated from maintenance and support agreements on the Company’s software products. Software maintenance services revenue increased 50.1% and 38.1% during the three and nine month periods ended September 30, 2000, respectively, as compared to the corresponding periods in 1999. The increase reflects the continuing growth of the Company’s customer base, as well as the strong maintenance renewal rate the Company has historically experienced with respect to software maintenance agreements. In addition, during the first nine months of 2000, the Company’s maintenance services revenue benefited from a price increase implemented in the second half of 1999, whereby fees for the Company’s maintenance services increased from 15% to 18% of paid-up license fees.

      Professional services and other revenue consists primarily of revenue from consulting, training and funded research and development projects. Professional services revenue decreased 2.9% and 14.4% during the three and nine month periods ended September 30, 2000, respectively, as compared to the corresponding periods in 1999. The decrease in revenue was due to a combination of several factors, including: (i) a shift in spending during the first nine months of 2000 on the part of the Company’s large Japanese customers, whereby they invested less in consulting services and more in software licenses, (ii) a 16% decline in the number of employees deployed by the Company towards consulting services in the United States as of September 30, 2000, compared to September 30, 1999, and (iii) a decrease in funded development activities during the first nine months of 2000, as compared to the same period in 1999.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,

dollars in thousands	2000	1999	% Change	2000	1999	% Change

Cost of software licenses	$940	$871	7.9%	$3,042	$2,520	20.7%

Gross profit margin on software	82.8%	80.9%		82.4%	81.8%

licenses revenue

Cost of services	$2,808	$2,797	0.4%	$8,130	$8,354	(2.7%)

Gross profit margin on services	54.1%	45.8%		49.7%	45.7%

revenue

      Cost of software licenses includes software royalty fees, media costs, payroll and other costs attributable to software documentation and distribution, and an allocation of depreciation, utilities and other overhead expenses incurred by the Company. Cost of software licenses revenue increased 7.9% and 20.7% during the three and nine month periods ended September 30, 2000, respectively, as compared to the corresponding periods in 1999. The increase in cost of software licenses was due to higher royalties paid to third parties whose products were licensed through the Company’s Canadian and European subsidiaries, as well as additional royalties paid to third parties whose products are embedded in the Company’s ADAMS software.

      Gross profit margin on software licenses revenue was 82.8% and 80.9% during the three month periods ended September 30, 2000 and 1999, respectively. Gross profit margin on software licenses revenue was 82.4% and 81.8% during the nine month periods ended September 30, 2000 and 1999, respectively.

      Cost of services includes payroll and overhead expenses attributable to hotline support, consulting, training and funded research and development. Cost of services revenue increased 0.4% during the three month period ended September 30, 2000, as compared to the corresponding period in 1999. Cost of services revenue decreased 2.7% during the nine month period ended September 30, 2000, as compared to the corresponding period in 1999. The decrease in the absolute cost of services during the nine month periods ended September 30, 2000, as compared to the corresponding period in 1999, was primarily due to a decreased number of consultants employed by the Company in the United States in 2000.

      Gross profit margin on services revenue was 54.1% and 45.8% during the three month periods ended September 30, 2000 and 1999, respectively. Gross profit margin on services revenue was 49.7% and 45.7% during the nine month periods ended September 30, 2000 and 1999, respectively. Changes in the gross profit margin on services revenue are principally due to fluctuations in the mix of services revenue, the increase in the pricing of maintenance services referred to above, and, to a lessor extent, to fluctuations in the profit margins realized by the Company on consulting projects performed during the respective periods. Historically, revenue from software maintenance agreements has generated higher profit margins than revenue from professional services.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,

dollars in thousands	2000	1999	% Change	2000	1999	% Change

Sales and marketing	$4,344	$3,631	19.6%	$12,698	$11,416	11.2%

% of total revenue	37.5%	37.3%		38.0%	39.0%

Research and development	$1,528	$1,362	12.2%	$4,448	$4,118	8.0%

% of total revenue	13.2%	14.0%		13.3%	14.1%

General and administrative	$1,038	$886	17.2%	$3,082	$2,770	11.3%

% of total revenue	9.0%	9.1%		9.2%	9.5%

Goodwill amortization	$113	$113	0.0%	$340	$340	0.0%

% of total revenue	1.0%	1.2%		1.0%	1.2%

      Sales and marketing expenses include costs associated with the Company’s sales channels, such as personnel, commissions, sales office costs, travel, promotional events, sales order processing, including license administration and order fulfillment, and advertising and public relations programs. Sales and marketing expenses also include an allocation of overhead expenses incurred by the Company. The absolute dollar increase in sales and marketing expenses during the three and nine month periods ended September 30, 2000, as compared to the corresponding periods in 1999, primarily resulted from increased sales commissions paid to the distributor of the Company’s software in Japan, based on the higher revenue realized from the region.

      Research and development expenses include all payroll costs attributable to research and development activities. Research and development expenses also include an allocation of overhead expenses incurred by the Company. Costs associated with funded research and development projects are included in cost of services. The increase in research and development expenses during the three and nine month periods ended September 30, 2000, as compared to the corresponding periods in 1999, primarily resulted from an increase in costs to support the Company’s expanded development efforts. The Company intends to continue to invest significant resources in research and development in the future.

      General and administrative expenses include the cost of salaries, employee benefits and other payroll costs associated with the Company’s finance, accounting, human resources, information systems and executive management functions. General and administrative expenses also include an allocation of overhead expenses incurred by the Company. General and administrative expenses increased 17.2% and 11.3% during the three and nine month periods ended September 30, 2000, respectively, as compared to the corresponding periods in 1999. The absolute dollar increase in these expenses was primarily due to additional expenses incurred to support the Company’s worldwide growth.

      Goodwill amortization includes the amortization of purchase price in excess of net assets on the Company’s past acquisitions. Goodwill amortization was flat during the three and nine month periods ended September 30, 2000, respectively, as compared to the corresponding periods in 1999. No acquisitions were made by the Company during 1999 or during the first three quarters of 2000. The Company amortizes goodwill over the periods estimated to be benefited from the acquisitions, after considering such factors as demand, competition and service lives of employees.

Other Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,

dollars in thousands	2000	1999	% Change	2000	1999	% Change

Other income, net	$181	$116	56.0%	$396	$415	(4.6%)

% of total revenue	1.6%	1.2%		1.2%	1.4%

      Other income, net consists of net interest income (expense), foreign currency transaction gain (loss) and gain (loss) on the disposal of property and equipment. The increase in other income, net during the three month period ended September 30, 2000, as compared to the corresponding period in 1999, primarily resulted from an increase in interest earned given the Company’s higher cash and cash equivalents balance. The decrease in other income, net during the nine month period ended September 30, 2000, as compared to the corresponding period in 1999, primarily resulted from foreign currency transaction losses incurred by the Company during the first three quarters of 2000. From time to time, the Company may enter into forward exchange contracts to hedge exposures related to significant foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency.

Provision for Income Taxes

      The Company’s effective income tax rate was 29.9% and (306.0%) for the first nine months of 2000 and 1999, respectively. The difference between the Company’s effective rate and the 34.0% statutory federal rate during the nine month period ended September 30, 2000 resulted primarily from tax-exempt interest income earned by the Company as well as tax benefits gained from the Company’s foreign sales corporation. The difference between the Company’s effective rate and the 34.0% statutory federal rate during the nine month period ended September 30, 1999 resulted primarily from the recognition of research and development tax credits earned by the Company as a result of its investment in new technologies during 1999 as well as certain prior years. Excluding these credits, the Company’s effective tax rate for the nine month period was 30.0%.

Minority Interest in Net Income of Subsidiary

      The Company owns a 66% interest in its Japanese subsidiary, Mechanical Dynamics Japan K.K. (“MDI-Japan”), through a joint venture agreement with ISI-Dentsu of Tokyo, Japan, the distributor of the Company’s software in Japan. Minority interest in net income (loss) of subsidiary of $54,000 and ($2,000) for the nine month periods ended September 30, 2000 and 1999, respectively, represents ISI-Dentsu’s 34% interest in the net income (loss) of MDI-Japan.

Employees

      The number of the Company’s worldwide employees decreased by one employee to 282 at September 30, 2000, compared with 283 at September 30, 1999. On a sequential basis, the Company’s workforce decreased by 5 employees during the quarter, from 287 employees at June 30, 2000.

Year 2000 Compliance

      The Year 2000 issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer programs are unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors. The Company assessed and identified risks in four areas of its business: (1) the Company’s products, including third-party software embedded in the Company’s products, (2) business management and accounting systems, (3) computing and communications infrastructure, and (4) the Company’s suppliers.

      The Company has not experienced any significant effects resulting from Year 2000 issues to date. The primary external costs related to the Year 2000 issue included replacement of the Company’s primary business management and accounting systems in January 1999. The cost of the new systems, including certain hardware upgrades, was approximately $150,000. These systems are based on third-party products that were certified for Year 2000 compliance.

      While the Company believes that its efforts to address Year 2000 issues for which it is responsible were successful, it is possible that there could still be undetected errors or defects associated with Year 2000 date functions in the Company’s products and internal systems or those of its key suppliers. If a problem does still arise, it is possible that the Company could be involved in litigation. Further, although the Company does not believe that it has any obligation to continue to support prior versions of its products after the termination of maintenance contracts covering those products, nor any obligation to make prior versions of its products, including custom applications written by the Company, Year-2000 compliant, it is possible that its customers may take a contrary position and initiate litigation. In the event of such litigation or the occurrence of one or more problems associated with Year 2000 compliance, the Company’s business, financial condition, or results of operations could be materially adversely affected.

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

      The Company’s subsidiaries in France and Italy are currently reporting in Euros. The Company’s German subsidiary does not expect any interruptions or adverse effects as a result of its future conversion to Euros. The Company is also evaluating any other business implications of conversion to the Euro, including technical adaptation of information technology and other systems to accommodate Euro-denominated transactions, long-term competitive implications of the conversion, and the effect on market risk with respect to financial instruments. At this time, the Company does not expect that the Euro’s introduction will have a material adverse effect on its consolidated results of operations during or after the transition period.

Liquidity and Capital Resources

      Cash and cash equivalents increased $2.9 million during the first nine months of 2000 to $20.6 million at September 30, 2000, compared with $17.7 million at December 31, 1999. Through September 30, 2000, cash and cash equivalents increased primarily as a result of the $4.4 million in cash provided by operations. This increase was partially offset by $729,000 used to purchase property and equipment and $770,000 used to repurchase 129,300 shares of the Company’s common stock.

      At September 30, 2000, the Company’s principal commitments consisted of obligations under operating leases for facilities and equipment. The Company had no borrowings under long-term debt arrangements at September 30, 2000.

      The Company has an agreement with its principal bank for a $4.0 million line of credit facility. No borrowings were outstanding under this agreement as of September 30, 2000. The Company’s subsidiaries in Germany, Italy, Sweden, and France also have line of credit and overdraft facilities that provide for aggregate borrowing availability of up to $510,000. Approximately $50,000 in borrowings was outstanding under these facilities as of September 30, 2000.

      Long-term cash requirements, other than for normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, financing growth, repurchases of the Company’s common stock and the possible acquisition of software products, technologies and businesses complementary to the Company’s business. The Company believes that cash flows from operations, together with existing cash balances, and available borrowings will be adequate to meet the Company’s cash requirements for working capital, capital expenditures and stock repurchases for the next twelve months and the foreseeable future. The Company has not paid dividends during the period from 1996 through the third quarter of 2000 and intends to continue its policy of retaining earnings to finance future growth.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      Other than as disclosed in this report on Form 10-Q, there have been no significant changes in our market risk exposure as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7a. on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Number	Exhibit

(11) (27)	Statement Re Computation of Per Share Earnings Financial Data Schedule

For our documents incorporated by reference, references are to File No. 0-20679.

(b) Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the three months ended September 30, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2000		MECHANICAL DYNAMICS, INC. (Registrant)

	By:	/s/ Michael E. Korybalski Michael E. Korybalski Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David Peralta David Peralta Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Exhibit Title

(11) (27)	Statement Re Computation of Per Share Earnings Financial Data Schedule

For our documents incorporated by reference, references are to File No. 0-20679.