Form 10-K405
period 2000-12-31
MECHANICAL DYNAMICS INC \MI\
filed 2001-03-26
CIK 1011451

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended:  DECEMBER 31, 2000, OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ____________ to ____________

                         Commission file number: 0-20679

                            MECHANICAL DYNAMICS, INC.
             (Exact name of registrant as specified in its charter)

           MICHIGAN                                    38-2163045
   (State of incorporation)                (I.R.S. Employer Identification No.)

                              2300 TRAVERWOOD DRIVE
                            ANN ARBOR, MICHIGAN 48105
                                 (734) 994-3800
             (Address of principal executive offices, including zip
                code, and telephone number, including area code)

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

                        [X] Yes                     [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of March 15, 2001, computed by reference to The Nasdaq Stock Market closing price on such date, was approximately $45,205,000.

      The number of outstanding shares of the Registrant's common stock, as of March 15, 2001, was 6,050,198.

                       DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders, scheduled to be held on May 10, 2001, are incorporated by reference into Part III.

                            MECHANICAL DYNAMICS, INC.

                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
                                                PART I
                                                ------
Item 1.    Business.................................................................................            3
Item 2.    Properties...............................................................................           13
Item 3.    Legal Proceedings........................................................................           13
Item 4.    Submission of Matters to a Vote of Security Holders......................................           13

                                                PART II
                                                -------
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters....................           14
Item 6.    Selected Consolidated Financial Data.....................................................           15
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations....           16
Item 7a.   Quantitative and Qualitative Disclosures about Market Risk...............................           23
Item 8.    Financial Statements and Supplementary Data..............................................           24
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....           42

                                               PART III
                                               --------
Item 10.   Directors and Executive Officers of the Registrant.......................................           42
Item 11.   Executive Compensation...................................................................           43
Item 12.   Security Ownership of Certain Beneficial Owners and Management...........................           43
Item 13.   Certain Relationships and Related Transactions...........................................           43

                                                PART IV
                                                -------
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................           44

SIGNATURES. ........................................................................................           46

INDEX TO EXHIBITS...................................................................................           47

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

    In December 2000, the Company acquired ESTECH, a computer-aided engineering service provider based in Yokohama, Japan, from Nissan Motor of Japan and Structural Dynamics Research Corporation. The aggregate purchase price approximated $8.8 million and was paid entirely in cash. See Note 2 of Notes to Consolidated Financial Statements.

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

PRODUCTS

    MDI develops, markets and supports virtual prototyping software capable of simulating the many varied and complex component interactions and operating environments that companies face when designing their products. The Company's primary software line is the ADAMS Professional Series. The principal product in this line, the ADAMS Full Simulation Package, is comprised of ADAMS/Solver and ADAMS/View, and can be used as a self-contained software package or with additional modules developed by the Company as well as with third-party software. In addition, certain original equipment manufacturers ("OEMs") license the Company's motion simulation software in order to embed the Company's software in the OEM's design software packages. The U.S. list price for the ADAMS Full Simulation Package is approximately $24,000 per license depending upon configuration. The U.S. list prices for the Company's additional software products typically range from $3,000 to $27,000. In the future, the Company intends to offer additional products as part of its ADAMS software product line. Since the Company's sales are concentrated in the ADAMS Professional Series product line, a decline in the demand for ADAMS software and services would have a material adverse effect on the Company's business, financial condition and results of operations.

    ADAMS software is available on a number of platforms, including Intel Pentium-based PCs running the Microsoft Windows NT operating system and UNIX-based workstations and servers from Silicon Graphics, Hewlett-Packard, Sun Microsystems, IBM and Digital Equipment.

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

   Industry-specific software

    - ADAMS/Car was developed by the Company in collaboration with a consortium of major automotive manufacturers. ADAMS/Car is a special version of ADAMS designed specifically for advanced simulation of full vehicles and chassis subsystems. Embedded within the software are the specialized design and analytical expertise of automotive industry leaders. A custom menu-driven user interface highlights capabilities familiar to vehicle designers so customers can use ADAMS/Car with little formal training.

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

SERVICES

   Software Maintenance Services

    A critical component of MDI's strategy is to provide a wide range of customer support services. These services include hotline support and on-site support and training. Product support is provided pursuant to renewable annual maintenance contracts. Customers who purchase maintenance agreements receive product enhancement releases and hotline support at no additional charge. On-site support and training are priced separately. Approximately 23.1%, 19.7% and 16.3% of the Company's total revenue was realized from maintenance contracts in 2000, 1999 and 1998, respectively.

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

    The Company's services staff provides these services on either a time and materials or a fixed fee basis depending on the project and the requirements of the customer. Contract fees range from a few thousand dollars to several hundred thousand dollars depending upon the scope of the project, and contract durations range from a few weeks to several years. From time to time the Company has incurred losses in connection with fixed price contracts. If the Company underestimates the expenses required to perform under fixed fee contracts, it could incur losses on these contracts. The Company has not incurred a material loss from underestimating the expenses on any fixed fee contract during 2000, 1999 or 1998.

CUSTOMERS

    The Company's customers include companies in a wide variety of industries. Historically, the Company's largest customers have been automobile manufacturers and automotive suppliers operating in an industry which can be highly cyclical. During 2000, 1999 and 1998, automotive-related customers accounted for approximately 56.6%, 54.0% and 54.7% of the Company's total revenue, respectively. No customer accounted for greater than 10% of the Company's total revenue in 2000, 1999 or 1998.

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

SALES AND MARKETING

    The Company markets its products through direct sales in North America, Europe and to a lesser extent in Asia, a group of international distributors in over 25 countries and through reselling alliances with certain integrated mechanical CAD/CAM/CAE software vendors. The Company conducts sales activities from its headquarters in Ann Arbor, Michigan, domestic sales offices in Atlanta, GA; Austin, TX; Chicago, IL; Cleveland, OH; Los Angeles, CA; Irvine, CA; Phoenix, AZ; and Seattle, WA, as well as its subsidiaries' offices in England, France, Czech Republic, Germany (three offices), Italy (two offices), Sweden (2 offices), Canada (2 offices), Japan (2 offices) and Singapore, and its foreign branch offices in China and India. The Company employs engineers and technically proficient salespersons capable of serving the technology needs of current and prospective customers' engineering, design and manufacturing staffs.

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

     The Company also has alliances with vendors of complementary computer-aided engineering and testing solutions, such as ANSYS, Inc., MSC Software Corp., MTS Systems Corp., The Mathworks, Inc., nCode International Ltd., Cosin, Structural Research & Analysis Corp., and Wind River Systems, Inc. These relationships entail collaborative development to support interfaces between the products of the Company and each partner, as well as cooperative marketing and selling activity. By working with these vendors, the Company seeks to satisfy the needs of its customers across a wide range of computer-aided engineering and testing applications. The Company and its partners jointly participate in promotional activities, trade shows, user conferences, customer presentations and customer proposals.

    The Company markets and sells third party software products through distributor agreements with certain other CAE vendors whose technologies help it provide a total solution to its customers. As of December 31, 2000 the Company distributes software products of ANSYS, Inc. in both the United Kingdom and Canada in addition to providing consulting services related to those products. Throughout Sweden, the Company distributes MATRIXx, a product of Wind River Systems, Inc. In certain regions in Italy, the Company distributes I-DEAS, a product of Structural Dynamics Research Corporation. Revenue from third party software products accounted for approximately 10.0%, 9.7% and 7.1% of the Company's total revenue in 2000, 1999 and 1998, respectively.

    The Company has formed relationships with several CAD/CAM companies, including Autodesk, Inc., Dassault Systemes, Engineering Animation, Inc., Parametric Technology Corp., SolidWorks Corp., Structural Dynamics Research Corporation, and Unigraphics Solutions Inc. Through these alliances, the Company collaborates with its partners to develop and support embedded, add-on software modules for each CAD/CAM environment. These embedded modules enable CAD/CAM users to model and simulate mechanical systems and interface with the Company's full ADAMS product line. The Company believes that strategic alliances are important to its long-term success and intends to continue to pursue such alliances in the future.

    International revenue (i.e., revenue from sales outside of North America) accounted for approximately 64.2%, 61.7% and 62.4% of the Company's total revenue in 2000, 1999 and 1998, respectively. A summary of the Company's revenue by geographic area is presented in Note 7 of Notes to Consolidated Financial Statements. In December 2000, the Company acquired ESTECH Corporation ("ESTECH"), a computer-aided engineering service provider based in Yokohama, Japan. During its fiscal year ended March 31, 2000, ESTECH had approximately $6.6 million in revenue. As a result of this acquisition, the Company expects international revenue as a percentage of total revenue to increase in 2001. This acquisition is summarized in Note 2 of Notes to Consolidated Financial Statements.

    The Company relies primarily on a direct sales force in North America and Europe. Outside of North America and Europe, the Company relies primarily on distributors and sales representatives for the licensing and support of its products. Distributors and sales representatives accounted for approximately 24.4%, 20.4% and 21.3% of the Company's total revenue in 2000, 1999 and 1998, respectively. The Company's largest Japanese distributor, Information Services International-Dentsu, Ltd. ("ISI-Dentsu"), accounted for approximately 16.4%, 12.6% and 13.2% of the Company's total revenue in 2000, 1999 and 1998, respectively. There can be no assurance that in the future the Company's current distributors will choose or be able to market or service and support the Company's products effectively, that economic conditions or industry demand will not adversely affect the distributors or that such distributors will not devote greater resources to marketing and supporting products of other companies. Additionally, because the Company's products are typically used by skilled professionals, in order to be effective, a distributor must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of distributors possess such resources. The loss of or a significant reduction in revenue from a distributor could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company generally prices its software products and services in local currencies in Europe, Canada and Japan. The strengthening of the dollar in 2000, relative to the European currencies, negatively affected 2000 international revenue by approximately $2.2 million. This negative impact was partially offset by the strengthening of the Japanese yen, which positively affected revenue by $446,000 in 2000. In 1999, the net impact of exchange rate fluctuations positively affected the Company's international revenue by approximately $432,000. Since most of the Company's international operating expenses were incurred in foreign currencies, the net impact of exchange rate fluctuations on income from operations in 2000 and 1999 was considerably less than the impact on revenue. If the U.S. dollar strengthens in 2001 relative to the European, Canadian or Japanese currencies, the Company's international revenue will be negatively impacted, which could have a material adverse effect on the Company's consolidated results of operations.

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

    As of December 31, 2000, the Company's research and development group consisted of 55 full-time employees. During 2000, 1999 and 1998, the Company's research and development expenses were approximately $6.1 million, $5.6 million and $5.3 million, respectively. The Company anticipates that it will commit substantial resources to research and development in the future.

BACKLOG

    The Company typically ships its products within 30 days after acceptance of a customer purchase order and execution of a software license agreement. Accordingly, the Company does not believe that its backlog at any particular point in time is indicative of future revenue levels.

COMPETITION

    The markets for the Company's products and services are highly competitive and subject to rapid change. The Company believes the principal competitive factors in this market are product quality, ease of use, quality of support, performance and price, functionality and features, ease of integration with customers' design processes, strategic alliances and vendor and product reputation. In general, the Company's current competition comes from three sources: the traditional method of testing hardware prototypes, whether performed internally or externally, by the Company's current or potential customers, other virtual prototyping software vendors, including Parametric Technology Corp. and MSC Software Corp., and the internal software development groups of its current or potential customers. A number of the Company's competitors have longer operating histories, greater financial, technical, sales, marketing and other resources, greater name recognition, more extensive distribution and sales networks and a larger, more established customer base.

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

    Certain technology used by the Company's products is licensed from third parties, generally on a nonexclusive basis. The Company believes there are alternative sources for each of the material components of technology licensed by the Company from third parties. However, the termination of any such licenses, the failure of the third parties to adequately maintain or update their products, or a substantial increase in the license fee associated with such licenses could result in a delay in the Company's ability to deliver certain of its products while it seeks to implement technology offered by alternative sources and may adversely affect the Company's business, financial condition and results of operations. Any required replacement licenses could prove costly. Also, any such delay, to the extent it occurs at or near the end of a quarter, could result in a material adverse effect on the Company's quarterly results of operations. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company's products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on reasonable terms or at all. Further, increased merger and acquisition activity in the technology industry could affect the Company's relationships with other third-party developers, and thus adversely affect the Company's results of operations.

EMPLOYEES

    As of December 31, 2000, the Company had 332 employees, consisting of 143 in engineering services, 103 in sales and marketing, 55 in research and development and 31 in general and administrative capacities. Of these, 129 are located at the Company's headquarters in Ann Arbor, Michigan, 21 are located at the Company's domestic offices in Arizona, California, Georgia, Illinois, Maryland, Ohio, Texas, Washington, and Wisconsin, 20 are located at the Company's Canadian subsidiary, 91 are located at the Company's European subsidiaries, 56 are located at the Company's Asian subsidiaries, and 15 are located at the Company's foreign branch offices in China and India. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

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

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

    The Company's quarterly operating results have in the past varied and may vary in the future depending on factors such as mix of direct and indirect sales, product mix, service mix, increased competition, size and timing of significant orders, seasonal factors and budgeting cycles of customers, product releases and pricing changes by the Company or its competitors, timing of new product announcements, market acceptance or delays in the introduction of new or enhanced versions of the Company's products and general economic conditions. A significant portion of the Company's revenue in previous quarters has been derived from sales to a limited number of customers, and the Company currently anticipates that future quarters will continue to reflect this trend. In addition, like many software companies, the Company has generally recognized a substantial portion of its revenue in the last month of each quarter, with this revenue concentrated in the last weeks of the quarter. Accordingly, the cancellation or deferral of even a small number of purchases of the Company's products could have a material adverse effect on the Company's business, results of operations and financial condition in any particular quarter. To the extent that significant sales occur earlier than expected, operating results for subsequent quarters may fail to keep pace or even decline. The Company's quarterly operating results have also fluctuated as a result of seasonality of customer buying patterns. Revenue is typically lower or constant in the first quarter of the year in relation to the previous year's last quarter due primarily to budgeting cycles of customers. Revenue from quarter to quarter is difficult to forecast, as minimal order backlog exists at the end of any quarter because the Company's products typically are shipped and revenue recognized promptly after receipt of the customers' orders.

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


ITEM 2. PROPERTIES

    During the fourth quarter of 2000, the Company leased office space in a new headquarters facility in Ann Arbor, Michigan. The Company occupies approximately 70,500 square feet of space at the new facility. The initial lease term is ten years expiring in December 2010. The Company also leases sales offices in Michigan, Texas, California, Maryland, Canada, France, Sweden, England, Germany, Italy, Czech Republic, Japan, China, Singapore and India.


ITEM 3.  LEGAL PROCEEDINGS

    From time to time, the Company is party to routine litigation arising in the normal course of business. In the opinion of management, the liabilities resulting from these proceedings, if any, will not be material to the Company's consolidated financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of shareholders during the last quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock trades on the Nasdaq Stock Market under the symbol "MDII." The range of high and low sale prices for the Company's common stock on that market for each of the quarters in the last two years are as follows:

                                                                                          MARKET PRICES
                                                                               -------------------------------------
                                                                                     HIGH                LOW
--------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000:
  Fourth quarter..........................................................          $  6.88            $  5.00
  Third quarter...........................................................             6.13               4.63
  Second quarter..........................................................             6.25               4.81
  First quarter...........................................................             7.38               4.63
Year ended December 31, 1999:
  Fourth quarter..........................................................          $  5.38            $  4.25
  Third quarter...........................................................             6.00               4.38
  Second quarter..........................................................             7.38               4.75
  First quarter...........................................................             8.13               6.00

    As of December 31, 2000, there were 172 shareholders of record of the Company's common stock. This may not be an accurate indication of the total shareholders of the Company as of December 31, 2000, since many nominees hold the Company's shares in street name for the beneficial owners.

    The Company has never declared or paid cash dividends on its capital stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The consolidated statement of income data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 and the consolidated balance sheet data as of December 31, 2000, 1999, 1998, 1997 and 1996 presented below are derived from the Company's consolidated financial statements audited by Arthur Andersen LLP and should be read in conjunction with those statements.

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------------------------------
In thousands, except per share data                    2000         1999           1998           1997           1996
-------------------------------------------------- ------------ ------------ ---------------- ------------- --------------
CONSOLIDATED STATEMENT OF INCOME DATA:
  Revenue........................................   $  46,577    $  40,255    $  36,575        $ 30,191      $ 25,383
  Operating income (loss) .......................       2,499          340         (556) (1)        965 (2)     2,503
  Net income (loss) .............................       2,168        1,095         (217)            744         2,071
  Diluted net income (loss) per common share.....        0.35         0.18        (0.04)           0.13          0.41


                                                   -----------------------------------------------------------------------
                                                                             AS OF DECEMBER 31,
                                                   -----------------------------------------------------------------------
In thousands                                           2000         1999           1998           1997           1996
-------------------------------------------------- ------------ ------------ ---------------- ------------- --------------
CONSOLIDATED BALANCE SHEET DATA (3):
  Cash and cash equivalents......................   $  17,961    $  17,741    $  16,843        $ 20,261      $ 20,570 (4)
  Total assets...................................      45,869       38,189       36,247          34,147        29,812
  Redeemable common stock........................          --           --           --              --           167
  Shareholders' equity...........................      27,663       27,171       25,600          23,970        22,185 (4)

NOTES:

(1) For the year ended December 31, 1998, the Company recorded approximately $1.7 million in charges to operations for acquisition and related costs resulting primarily from the acquisitions of DTI Asia Pte. Ltd., certain assets of H.G.E. Inc., and technology from the University of Iowa.

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

    All of the foregoing factors are difficult to forecast. The future operating results of the Company may fluctuate as a result of these and other risk factors detailed from time to time in the Company's Securities and Exchange Commission reports and included in Item 1 of this Form 10-K entitled "Business".

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

RESULTS OF OPERATIONS

   REVENUE

In thousands                                 2000        % CHANGE         1999         % CHANGE         1998
---------------------------------------- ------------- -------------- -------------- -------------- -------------
Software licenses...................     $  23,784          24.1%     $  19,159           (2.5%)      $ 19,659
  % of total revenue................          51.1%                        47.6%                          53.7%

Software maintenance services.......     $  10,775          35.7%     $   7,941           33.5%       $  5,949
  % of total revenue................          23.1%                        19.7%                          16.3%

Professional services and other.....     $  12,018          (8.6%)    $  13,155           20.0%       $ 10,967
  % of total revenue................          25.8%                        32.7%                          30.0%

Total revenue.......................     $  46,577          15.7%     $  40,255           10.1%       $ 36,575

    The Company's total revenue increased 15.7% to $46.6 million in 2000 from $40.3 million in 1999. During 1999, total revenue increased 10.1% from $36.6 million in 1998. The growth in revenue during 2000 resulted from increased sales of the Company's software products, including related maintenance services, as well as from increased sales of third-party software products licensed through the Company's European and Canadian subsidiaries. These increases in software revenue were partially offset by a decrease in professional services provided to the Company's customers in 2000. The growth in revenue during 1999 resulted primarily from increased software maintenance services on the Company's software products and increased professional services provided to the Company's customers. During 2000, the Company achieved revenue growth in North America, Europe and Asia. During 1999, the Company achieved revenue growth in North America and Europe, and experienced a slight decline in revenue from Asia. A summary of the Company's revenue by geographic location is presented in Note 7 of Notes to Consolidated Financial Statements.

    Revenue from international customers accounted for approximately 64.2%, 61.7% and 62.4% of the Company's total revenue in 2000, 1999 and 1998, respectively. In December 2000, the Company acquired ESTECH Corporation ("ESTECH"), a computer-aided engineering service provider based in Yokohama, Japan. During its fiscal year ended March 31, 2000, ESTECH had approximately $6.6 million in revenue. As a result of this acquisition, the Company expects international revenue as a percentage of total revenue to increase in 2001. This acquisition is summarized in Note 2 of Notes to Consolidated Financial Statements.

    The increase in international revenue as a percent of total revenue in 2000 was due primarily to increased sales of ADAMS software licenses in Japan and the rest of Asia compared to the corresponding periods in 1999. This increase was partially offset by a decline in the percent of total revenue derived from European customers. The strengthening of the dollar relative to the European currencies negatively impacted the Company's revenue by approximately $2.2 million during 2000. This negative impact was partially offset by the strengthening of the Japanese yen, which positively affected revenue by $446,000 in 2000. Since most of the Company's international operating expenses were incurred in local currencies, the net impact of exchange rate fluctuations on income from operations was considerably less than the impact on revenue. If the U.S. dollar strengthens in 2001 relative to the European, Canadian or Japanese currencies, the Company's international revenue will be negatively impacted, which could have a material adverse effect on the Company's consolidated results of operations.

    The decrease in international revenue as a percent of total revenue during 1999 as compared to 1998, was due primarily to weakness experienced in certain countries in Asia, as well as an increase in revenue from North America, due in part to the Company's August 1998 acquisition of the Design Analysis Group of H.G.E. Inc. ("HGE"), an engineering software and services firm based in Toronto, Ontario, Canada. If the economies in Asia deteriorate in 2001, the Company's overall Asian revenue could be adversely impacted, which could have a material adverse effect on the Company's consolidated results of operations.

    The Company relies primarily on a direct sales force in North America and Europe. Outside of North America and Europe, the Company relies primarily on distributors and sales representatives for the licensing and support of its products. Distributors and sales representatives accounted for approximately 24.4%, 20.4% and 21.3% of the Company's total revenue in 2000, 1999 and 1998, respectively. The increase in revenue from distributors and sales representatives in 2000, as compared to 1999, resulted primarily from increased revenue from sales of ADAMS software licenses in Japan. Alternatively, the decrease in revenue from distributors and sales representatives in 1999, as compared to 1998, resulted primarily from decreased revenue from sales of ADAMS software licenses in Japan. The Company's largest Japanese distributor, Information Services International-Dentsu, Ltd. ("ISI-Dentsu"), accounted for approximately 16.4%, 12.6% and 13.2% of the Company's total revenue in 2000, 1999 and 1998, respectively.

    Revenue from automotive-related customers accounted for approximately 56.6%, 54.0% and 54.7% of the Company's total revenue in 2000, 1999 and 1998, respectively. No customer accounted for greater than 10% of the Company's total revenue in 2000, 1999 and 1998.

    Software licenses revenue consists primarily of license fees for the Company's software products and, to a lesser extent, license fees from third-party software products licensed through the Company's European and Canadian subsidiaries. Software licenses revenue increased 24.1% from 1999 to approximately $23.8 million in 2000. This increase resulted primarily from a higher volume of the Company's ADAMS and Dynamic Designer products, as well as increased sales of third party software licenses sold worldwide. Software licenses revenue decreased 2.5% from 1998 to approximately $19.2 million in 1999. The decrease resulted from a lower volume of the Company's software licenses sold in North America and Asia, partially offset by a higher volume of software licenses sold in Europe. Revenue from third-party products accounted for $4.7 million in 2000, or 10.0% of total revenue, $3.9 million in 1999, or 9.7% of total revenue, and $2.6 million in 1998, or 7.1% of total revenue.

    Software maintenance services revenue consists of revenue generated from maintenance and support agreements on the Company's software products. Software maintenance services revenue increased 35.7% during 2000 to approximately $10.8 million. In 1999, software maintenance services revenue grew 33.5% over 1998 to approximately $7.9 million. The increases realized in 2000 and 1999 reflect the continuing growth of the Company's customer base, as well as the strong maintenance renewal rate the Company has historically experienced with respect to software maintenance agreements. In addition, during 2000, the Company's maintenance services revenue benefited from a price increase implemented in the second half of 1999, whereby fees for the Company's maintenance services increased from 15% to 18% of paid-up license fees.

    Professional services and other revenue consists primarily of revenue from consulting, training and funded research and development projects. The 8.6% decrease in professional services revenue in 2000 was due to a combination of several factors, including: (i) a shift in spending during 2000 on the part of certain large Japanese customers, whereby they invested less in consulting services and more in software licenses, (ii) a decline in the number of employees deployed by the Company toward consulting services in the United States during 2000, as compared to 1999, and (iii) a decrease in funded development activities during 2000. Professional services revenue grew 20.0% over 1998 to approximately $13.2 million in 1999. The increase in professional services revenue during 1999 was due largely to consulting revenue generated by the Company's Canadian subsidiary, which was acquired in August 1998.


   COST OF REVENUE

In thousands                                 2000        % CHANGE         1999         % CHANGE         1998
---------------------------------------- ------------- -------------- -------------- -------------- -------------
Cost of software licenses...........       $   4,214        21.3%       $   3,473         40.1%       $   2,479
  Gross profit margin on software
    licenses revenue................           82.3%                        81.9%                         87.4%

Cost of services....................       $  11,369         0.6%       $  11,306         18.0%       $   9,581
  Gross profit margin on services
    revenue.........................            50.1%                       46.4%                         43.4%

    Cost of software licenses includes software royalty fees, media costs, payroll and other costs attributable to software documentation and distribution, and an allocation of depreciation, utilities and other overhead expenses incurred by the Company. Cost of software licenses increased 21.3% from 1999 to approximately $4.2 million in 2000. In 1999, cost of software licenses increased 40.1% from 1998 to approximately $3.5 million. During both years, the increases were due to higher royalties paid to third parties whose products were licensed through the Company's Canadian and European subsidiaries, as well as additional royalties paid to third parties whose products are embedded in the Company's ADAMS software. Gross profit margin on software licenses revenue was 82.3%, 81.9% and 87.4% during 2000, 1999 and 1998, respectively.

    Cost of services includes payroll and overhead expenses attributable to hotline support, consulting, training, and funded research and development. Cost of services revenue grew 0.6% over 1999 to approximately $11.4 million in 2000. In 1999, cost of services revenue grew 18.0% over 1998 to approximately $11.3 million. The increase in 1999 resulted from the hiring of additional employees to support the growth in software maintenance services revenue and professional services revenue. Gross profit margin on services revenue was 50.1%, 46.4% and 43.4% during 2000, 1999 and 1998, respectively. The increase in gross profit margin during 2000 and 1999 was primarily due to the increase in software maintenance services revenue as a percentage of total services revenue. Historically, software maintenance services revenue has generated higher profit margins than revenue from professional services.

   OPERATING EXPENSES

In thousands                                 2000        % CHANGE         1999         % CHANGE         1998
---------------------------------------- ------------- -------------- -------------- -------------- -------------
Sales and marketing.................       $  17,599        14.3%       $  15,394          8.1%       $  14,245
  % of total revenue................           37.8%                        38.2%                         38.9%

Research and development............       $   6,118         9.2%       $   5,603          6.4%       $   5,265
  % of total revenue................           13.1%                        13.9%                         14.4%

General and administrative..........       $   4,304        16.8%       $   3,685          6.1%       $   3,472
  % of total revenue................            9.2%                         9.2%                          9.5%

Goodwill amortization...............       $     474         4.4%       $     454         33.1%       $     341
  % of total revenue................            1.0%                         1.1%                          0.9%

Acquisition-related costs and
  non-recurring charges.............       $      --                    $      --                     $   1,748
  % of total revenue................            0.0%                         0.0%                          4.8%

    Sales and marketing expenses include costs associated with the Company's sales channels, such as personnel, commissions, sales office costs, travel, promotional events, sales order processing, including license administration and order fulfillment, and advertising and public relations programs. Sales and marketing expenses also include an allocation of overhead expenses incurred by the Company. The absolute dollar increase in sales and marketing expenses during 2000 primarily resulted from increased sales commissions paid to the distributor of the Company's software in Japan, based on the higher revenue realized from the region. The absolute dollar increase in sales and marketing expenses in 1999 resulted from the Company's continued expansion of its worldwide sales and marketing organization, as well as the increase in commissions paid on the higher level of revenue. During 2000, the number of employees in sales and marketing increased from 94 to 103. The Company expects to continue to invest significant resources in sales and marketing, and will expand its sales and marketing organization as necessary to meet a growing demand for its products and services.

    Research and development expenses include all payroll costs attributable to research and development activities, as well as an allocation of overhead expenses incurred by the Company. The absolute dollar increase in research and development expenses in 2000 and 1999 resulted from an increase in costs in support of expanded product development efforts. Funded research and development expenses, which are not included in research and development expenses but are included in cost of services revenue, represented 0.8%, 0.9%, and 0.7%, of total revenue in 2000, 1999, and 1998, respectively. The majority of the revenue received and expenses incurred for funded research and development was directly related to projects associated with the ongoing development of the Company's vertical software products, including ADAMS/Car, ADAMS/Engine and ADAMS/Rail. The Company intends to continue to invest significant resources in research and development in the future.

    General and administrative expenses include the cost of salaries, employee benefits and other payroll costs associated with the Company's finance, accounting, human resources, information systems, and executive management functions. General and administrative expenses also include an allocation of overhead expenses incurred by the Company. General and administrative expenses grew 16.8% over 1999 to approximately $4.3 million in 2000. General and administrative expenses grew 6.1% over 1998 to approximately $3.7 million in 1999. The absolute dollar increase in these expenses was primarily due to additional expenses incurred to support the Company's worldwide growth. The Company expects general and administrative expenses to increase in absolute dollars in the future. However, these expenses may vary as a percentage of total revenue from period to period.

    Goodwill amortization includes the amortization of purchase price in excess of net assets on the Company's acquisitions. Goodwill amortization increased 4.4% in 2000, as compared to 1999, due to increased goodwill associated with the Company's acquisition of ESTECH in December 2000. Goodwill amortization increased 33.1% in 1999, as compared to 1998, due to increased goodwill associated with the Company's acquisition of the Design Analysis Group and certain other assets of H.G.E. Inc. in August 1998. The Company amortizes goodwill over the periods estimated to be benefited from the acquisitions, after considering such factors as demand, competition, service lives of employees, and expected actions of competitors.


    Acquisition-related costs and non-recurring charges were approximately $1.7 million in 1998, and consist primarily of the write-off of purchased in-process research and development ("R&D") associated with the Company's acquisitions in this year. In each acquisition, the value assigned to purchased in-process R&D was determined by an independent appraisal of the acquired company's assets, both tangible and intangible. The portion of the aggregate purchase price assigned to in-process R&D was determined by identifying research projects for which technological feasibility had not yet been established. The appraisals considered such factors as the estimated percent complete of each project in process at the date of acquisition, the estimated remaining costs to develop the in-process R&D into commercially viable products, and the estimated discounted net future cash flows from such products. If the Company were unable to complete the R&D projects in a timely manner or lost key personnel from the acquired companies, revenue and operating income in future periods could be adversely impacted. These acquisitions and the related accounting treatment are summarized in Note 2 of Notes to Consolidated Financial Statements.


   OTHER INCOME, NET

In thousands                                 2000        % CHANGE         1999         % CHANGE         1998
---------------------------------------- ------------- -------------- -------------- -------------- -------------
Other income, net.....................        $ 680          32.3%         $ 514          (37.9%)        $ 828
  % of total revenue..................          1.5%                         1.3%                          2.3%

    Other income, net consists of net interest income (expense), net foreign currency transaction gain (loss), and gain (loss) on the disposal of property and equipment. Net interest income was $998,000, $679,000, and $828,000 in 2000, 1999, and 1998, respectively. The increase in net interest income during 2000 compared to 1999 primarily resulted from an increase in interest earned given the Company's higher cash and cash equivalents balance. The decline in interest income in 1999 compared to 1998 resulted from a higher percentage of the Company's cash and cash equivalents being invested in tax-exempt securities which return a lower yield on a pre-tax basis. Net foreign currency transaction gain (loss) amounted to ($309,000), ($74,000), and $64,000 in 2000, 1999 and
1998, respectively. The gain (loss) on the disposal of property and equipment was ($9,000), ($91,000) and ($64,000) in 2000, 1999, and 1998, respectively.

   PROVISION FOR INCOME TAXES

    The Company's effective income tax rates were 29.9%, (29.2%) and 176.1% for 2000, 1999 and 1998, respectively. The differences between the consolidated tax provision and the income tax provision calculated at the United States federal statutory rate are summarized in Note 4 of Notes to Consolidated Financial Statements. In 2000, the difference between the effective and statutory federal rate resulted primarily from benefits realized from the Company's foreign sales corporation and tax-exempt interest income earned during the year. In 1999, the difference between the effective and statutory federal rate resulted primarily from U.S. research and development tax credits recognized by the Company, and to a lesser extent, benefits realized from the Company's foreign sales corporation and tax-exempt interest income earned during the year. Excluding the tax credits, the Company's effective tax rate for 1999 would have been 29.9%. In 1998, the difference between the effective and statutory federal rate was primarily due to the non-deductibility of the expense associated with purchased in-process research and development incurred with certain of the Company's acquisitions. These unfavorable differences were partially offset by benefits realized from the Company's foreign sales corporation and tax-exempt interest income. Excluding acquisition-related charges, the Company's effective tax rate for 1998 would have been 29.6%.

   MINORITY INTEREST IN NET INCOME OF SUBSIDIARY

    In April 1997, the Company established a Japanese subsidiary, Mechanical Dynamics Japan K.K. ("MDI-Japan"), through a joint venture agreement with ISI-Dentsu of Tokyo, Japan, the largest distributor of the Company's software in Japan. Minority interest in net income of subsidiary of $60,000 in 2000, $8,000 in 1999 and $10,000 in 1998 represents ISI-Dentsu's 34% interest in the net income of MDI-Japan.

   EMPLOYEES

    The number of the Company's worldwide employees increased 16.9% to 332 at December 31, 2000, compared with 284 at December 31, 1999. Reflected in this increase are 43 new employees who joined the Company as a result of the Company's acquisition of ESTECH in December 2000.

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

There is a transition period from January 1, 1999 to January 1, 2002 during which the old currencies will remain legal tender in the participating countries as denominations of the Euro.

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


LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $18.0 million at December 31, 2000, compared to $17.7 million at December 31, 1999. During 2000, cash and cash equivalents increased primarily as a result of the $7.3 million in cash provided by operations. This increase was offset by $3.5 million in cash used in the acquisition of ESTECH in December 2000, $2.1 million used to purchase property and equipment, and $1.3 million used to repurchase 218,948 shares of the Company's common stock.

    Cash and cash equivalents were $17.7 million at December 31, 1999, compared to $16.8 million at December 31, 1998. The increase in cash and cash equivalents during 1999 of $898,000 was primarily due to the $1.8 million in cash generated from operations and the $254,000 in proceeds from stock issued by the Company, partially offset by the $1.1 million used for capital expenditures.

    At December 31, 2000, the Company's principal commitments consisted of obligations under capital and operating leases for facilities and equipment, including approximately $2.0 million in payments due under noncancellable leases during 2001. The Company had $1,064,000 in capital lease obligations outstanding as of December 31, 2000, of which $658,000 is long-term. The Company had no other borrowings under long-term debt arrangements at December 31, 2000.

    The Company has an agreement with its principal bank for an unsecured $4.0 million line of credit. No borrowings were outstanding under this agreement as of December 31, 2000. The Company's subsidiaries in Germany, Italy, Sweden, and France also have line of credit and overdraft facilities that provide for aggregate borrowing availability of approximately $400,000. Approximately $49,000 in borrowings were outstanding under these facilities as of December 31, 2000.

    Long-term cash requirements, other than for normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, financing growth, repurchases of the Company's common stock, and the possible acquisition of software products, technologies, and businesses complementary to the Company's business. The Company believes that cash flows from operations, together with existing cash balances and available borrowings, will be adequate to meet the Company's cash requirements for working capital, capital expenditures, and stock repurchases for the next twelve months and the foreseeable future. The Company has not paid dividends during the period 1998 through 2000 and intends to continue its policy of retaining earnings to finance future growth.

NEW ACCOUNTING PRONOUNCEMENTS

    In accordance with recently issued accounting pronouncements, the Company will be required to comply with certain changes in accounting rules and regulations. See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, the Company selectively uses financial instruments. The Company does not hold or issue financial instruments for trading purposes.

   FOREIGN CURRENCY

    The Company, at various times, enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes. In general, the Company uses forward exchange contracts to hedge against large, selective transactions that present the most exposure to exchange rate fluctuations. At December 31, 2000, the Company had forward foreign currency exchange contracts of $60,000 (notional amounts). The contracts outstanding at December 31, 2000 mature through January 4, 2001 and are intended to hedge various foreign currency commitments due from foreign subsidiaries and the Company's distributors. Due to the short-term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amount at December 31, 2000.

    Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposures. The Company conducts business in seven foreign currencies, predominantly Japanese yen, German marks, Euros and British pounds. A hypothetical 10% appreciation of the U.S. dollar from December 31, 2000 market rates would increase the unrealized value of the Company's existing forward contracts at December 31, 2000 by $5,000. Conversely, a hypothetical 10% depreciation of the U.S. dollar from December 31, 2000 market rates would decrease the unrealized value of the Company's forward contracts by $6,000. In either scenario, the gains and losses on the forward contracts are largely offset by the gains or losses on the underlying transactions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Mechanical Dynamics, Inc.:

    We have audited the accompanying consolidated balance sheets of MECHANICAL DYNAMICS, INC. (a Michigan corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mechanical Dynamics, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.



                                                  ARTHUR ANDERSEN LLP

Detroit, Michigan,
January 29, 2001

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999


In thousands                                                                                    2000          1999
------------------------------------------------------------------------------------------- -------------- -----------
                                          ASSETS
                                          ------
Current assets:
   Cash and cash equivalents............................................................    $   17,961     $   17,741
   Accounts receivable, net of allowance for doubtful accounts of $374 and $342.........        11,442         10,454
   Prepaid and deferred expenses........................................................         3,255          2,755
                                                                                            ----------     ----------
       Total current assets.............................................................        32,658         30,950
                                                                                            ----------     ----------
Property and equipment, net of accumulated depreciation of $4,578 and $4,387............         4,462          3,118
Goodwill, net of accumulated amortization of $1,663 and $1,154..........................         6,768          3,436
Other assets............................................................................         1,981            685
                                                                                            ----------     ----------
                                                                                            $   45,869     $   38,189
                                                                                            ==========     ==========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------
Current liabilities:
   Borrowings under lines of credit.....................................................    $       49    $        14
   Current portion of capital leases....................................................           406             --
   Accounts payable.....................................................................         2,466          1,447
   Accrued compensation.................................................................         2,960          1,246
   Other accrued expenses...............................................................         4,192          2,000
   Deferred revenue.....................................................................         6,936          5,832
                                                                                            ----------     ----------
       Total current liabilities........................................................        17,009         10,539
                                                                                            ----------     ----------
Capital lease obligation, less current portion..........................................           658             --
                                                                                            ----------     ----------
Minority interest.......................................................................           539            479
                                                                                            ----------     ----------
Shareholders' equity:
   Common stock, no par value, 15,000,000 shares authorized, 6,103,041 and 6,275,363
     shares issued and outstanding in 2000 and 1999, respectively.......................        21,998         22,586
   Preferred stock, no par value, 1,000,000 shares authorized, no shares issued and
     outstanding........................................................................            --             --
   Retained earnings....................................................................         5,819          4,168
   Accumulated other comprehensive income (loss)........................................          (154)           417
                                                                                            -----------    ----------
       Total shareholders' equity.......................................................        27,663         27,171
                                                                                            ----------     ----------
                                                                                            $   45,869     $   38,189
                                                                                            ==========     ==========

  The accompanying notes are an integral part of these consolidated statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


In thousands, except share and per share data                               2000           1999            1998
----------------------------------------------------------------------- -------------- -------------- ---------------
Revenue:
   Software licenses...............................................     $    23,784    $    19,159    $    19,659
   Software maintenance services...................................          10,775          7,941          5,949
   Professional services and other.................................          12,018         13,155         10,967
                                                                        -----------    -----------    -----------
       Total revenue...............................................          46,577         40,255         36,575
                                                                        -----------    -----------    -----------
Cost of revenue:
   Software licenses...............................................           4,214          3,473          2,479
   Services........................................................          11,369         11,306          9,581
                                                                        -----------    -----------    -----------
       Total cost of revenue.......................................          15,583         14,779         12,060
                                                                        -----------    -----------    -----------
Gross profit.......................................................          30,994         25,476         24,515
                                                                        -----------    -----------    -----------
Operating expenses:
   Sales and marketing.............................................          17,599         15,394         14,245
   Research and development........................................           6,118          5,603          5,265
   General and administrative......................................           4,304          3,685          3,472
   Goodwill amortization...........................................             474            454            341
   Acquisition-related costs and non-recurring charges.............              --             --          1,748
                                                                        -----------    -----------    -----------
       Total operating expenses....................................          28,495         25,136         25,071
                                                                        -----------    -----------    -----------
Operating income (loss)............................................           2,499            340           (556)
Other income, net..................................................             680            514            828
                                                                        -----------    -----------    -----------
Income before income taxes and minority interest...................           3,179            854            272
Provision (credit) for income taxes................................             951           (249)           479
                                                                        -----------    ------------   -----------
Income (loss) before minority interest.............................           2,228          1,103           (207)
Minority interest in net income of subsidiary......................              60              8             10
                                                                        -----------    -----------    -----------
Net income (loss)..................................................     $     2,168    $     1,095    $      (217)
                                                                        ===========    ===========    ===========

Basic net income (loss) per common share...........................     $      0.35    $      0.18    $     (0.04)
                                                                        ===========    ===========    ===========
Weighted average common shares.....................................       6,225,970      6,254,308      6,186,469
                                                                        ===========    ===========    ===========

Diluted net income (loss) per common share.........................     $      0.35    $      0.18    $     (0.04)
                                                                        ===========    ===========    ===========
Weighted average common and common equivalent shares...............       6,229,750      6,254,376      6,186,469
                                                                        ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


In thousands                                                                2000           1999            1998
----------------------------------------------------------------------- -------------- -------------- ---------------
                         SHAREHOLDERS' EQUITY
                         --------------------
Common stock:
   Balance beginning of year.......................................     $    22,586    $    22,332    $    20,838
     Stock issued under the Employee Stock Purchase Plan...........             200            254            276
     Stock issued upon the exercise of employee stock options......              --             --             95
     Stock issued in purchase of StatDesign, Inc...................              --             --             31
     Stock issued in purchase of DTI Asia Pte. Ltd.................              --             --          1,092
     Repurchases of Company common stock...........................            (788)            --             --
                                                                        ------------   -----------    -----------
   Balance end of year.............................................          21,998         22,586         22,332
                                                                        -----------    -----------    -----------

Retained earnings:
   Balance beginning of year.......................................           4,168          3,073          3,290
     Net income (loss).............................................           2,168          1,095           (217)
     Repurchases of Company common stock...........................            (517)            --             --
                                                                        ------------   -----------    -----------
   Balance end of year.............................................           5,819          4,168          3,073
                                                                        -----------    -----------    -----------

Accumulated other comprehensive income (loss):
   Balance beginning of year.......................................             417            195           (158)
     Foreign currency translation adjustments......................            (571)           222            353
                                                                        ------------   -----------    -----------
   Balance end of year.............................................            (154)           417            195
                                                                        ------------   -----------    -----------

Total shareholders' equity.........................................     $    27,663    $    27,171    $    25,600
                                                                        ===========    ===========    ===========

                         COMPREHENSIVE INCOME
                         --------------------
Net income (loss)..................................................     $     2,168    $     1,095    $      (217)
Foreign currency translation adjustment............................            (571)           222            353
                                                                        ------------   -----------    -----------
Comprehensive income...............................................     $     1,597    $     1,317    $       136
                                                                        ===========    ===========    ===========




  The accompanying notes are an integral part of these consolidated statements.

                   MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


In thousands                                                                 2000            1999             1998
----------------------------------------------------------------------- --------------- ---------------- ---------------
Cash flows from operating activities:
   Net income (loss)...............................................       $   2,168       $   1,095        $    (217)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Acquisition-related costs and non-recurring charges...........              --              --            1,748
     Depreciation and amortization.................................           1,748           2,003            1,726
     Loss on disposal of assets....................................               9              91               64
     Minority interest in net income of subsidiary.................              60               8               10
     Changes in assets and liabilities, net of effect of
     acquisitions:
       Accounts receivable.........................................              38            (945)          (2,245)
       Prepaid and deferred expenses...............................            (689)           (934)            (273)
       Other assets................................................             377            (567)             117
       Accounts payable............................................           1,287              29              452
       Accrued expenses............................................           1,469            (153)            (134)
       Deferred revenue............................................             824           1,179             (327)
                                                                        -----------     -----------      -----------
         Net cash provided by operating activities.................           7,291           1,806              921
                                                                        -----------     -----------      -----------

Cash flows from investing activities:
   Purchases of property and equipment.............................          (2,059)         (1,093)          (2,250)
   Acquisition of ESTECH Corporation, net of cash acquired.........          (3,492)             --               --
   Purchase of technology from the University of Iowa..............              --              --             (400)
   Acquisition of DTI Asia Pte. Ltd., net of cash acquired.........              --              --             (563)
   Acquisition of certain assets of H.G.E. Inc., net of cash acquired            --              --           (2,040)
                                                                        -----------     -----------      ------------
         Net cash used in investing activities.....................          (5,551)         (1,093)          (5,253)
                                                                        ------------    ------------     -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock..........................             200             254              402
   Net borrowings (payments) under line of credit agreements.......              35             (91)              60
   Repurchases of Company common stock.............................          (1,305)             --               --
                                                                        ------------    -----------      -----------
         Net cash provided by (used in) financing activities.......          (1,070)            163              462
                                                                        ------------    -----------      -----------
Effect of exchange rate changes on cash............................            (450)             22              452
                                                                        ------------    -----------      -----------
Net increase (decrease) in cash and cash equivalents...............             220             898           (3,418)
Cash and cash equivalents at beginning of year.....................          17,741          16,843           20,261
                                                                        -----------     -----------      -----------
Cash and cash equivalents at end of year...........................       $  17,961       $  17,741        $  16,843
                                                                        ===========     ===========      ===========

Supplemental schedule of non-cash investing and financing activities:
   Details of acquisitions:
                                                                            ESTECH                            DTI
                                                                        ---------------                  ---------------
     Net assets (liabilities), excluding cash acquired.............       $     894                        $     (59)
     Purchase price in excess of net assets acquired...............           3,841                              734
     Accrued acquisition costs.....................................          (1,243)                              --
     Purchased in-process research and development.................              --                              980
     Common stock issued...........................................              --                           (1,092)
                                                                        -----------                      -----------
         Net cash used.............................................       $   3,492                        $     563
                                                                        ===========                      ===========

                                                                                                          H.G.E. INC.
     Net liabilities, excluding cash acquired......................                                        $    (118)
     Purchase price in excess of net assets acquired...............                                            1,955
     Purchased in-process research and development.................                                              203
                                                                                                         -----------
         Net cash used.............................................                                        $   2,040
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

   Minority Interest in Net Income of Subsidiary

    In April 1997, the Company established a Japanese subsidiary, Mechanical Dynamics Japan K.K. ("MDI-Japan"), through a joint venture agreement with ISI-Dentsu of Tokyo, Japan, the largest distributor of the Company's software in Japan. Minority interest in net income of subsidiary of $60,000 in 2000, $8,000 in 1999 and $10,000 in 1998 represents ISI-Dentsu's 34% interest in the net income of MDI-Japan.

   Foreign Currency

    The financial statements of international subsidiaries are translated using exchange rates in effect at period end for assets and liabilities and at average rates during the period for results of operations. The resulting foreign currency translation adjustments are reflected as a separate component of shareholders' equity. Net foreign currency transaction gain (loss) amounted to ($309,000), ($74,000) and $64,000 in 2000, 1999 and 1998, respectively, and is included in other income, net in the accompanying consolidated statements of income.

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

    Professional services and other revenue consists primarily of revenue from consulting, training, and funded research and development projects. Revenue from professional services is recognized upon performance of the service.

   Cost of Revenue

    Cost of software licenses includes software royalty fees, media costs, payroll, and other costs attributable to software documentation and distribution and an allocation of depreciation, utilities, and other overhead expenses incurred by the Company.

    Cost of services includes payroll and overhead expenses attributable to hotline support, consulting, training, and funded research and development.

   Research and Development Expenses

    Research and development expenses include all payroll costs attributable to research and development activities. Research and development expenses also include an allocation of overhead expenses incurred by the Company.

    Under the criteria set forth in Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the product (defined as a working program model). The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic product lives, and changes in software and hardware technology. Amounts that would have been capitalized under this statement after establishment of technological feasibility were immaterial, and therefore no software development costs have been capitalized by the Company.

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

In thousands                                                                               2000         1999
-------------------------------------------------------------------------------------- ------------- ------------
  Furniture and equipment...........................................................    $   8,758     $  6,720
  Leasehold improvements............................................................          282          785
                                                                                       ----------     --------
                                                                                            9,040        7,505
  Less:  Accumulated depreciation...................................................       (4,578)      (4,387)
                                                                                       -----------    ---------
  Net property and equipment........................................................    $   4,462     $  3,118
                                                                                       ==========     ========

   Goodwill

    Goodwill represents the unamortized cost in excess of fair value of net assets acquired and is amortized on a straight-line basis over five to fifteen years. On an ongoing basis, management reviews the valuation and amortization of goodwill and other long-lived assets. As part of this review, the Company considers the value of projected future undiscounted cash flows attributable to the acquired operations in evaluating potential impairment.

   Fair Value of Financial Instruments and Concentration of Credit Risk

    Derivatives are financial instruments whose value is derived from one or more underlying financial instruments, such as foreign currency. The Company enters into derivative transactions, specifically foreign exchange forward contracts, to manage the Company's exposure to fluctuations in foreign exchange rates. The contracts are primarily in European currencies and Japanese yen and have maturities less than one year. Any derivative the Company enters into is designated at inception as a hedge of risks associated with specific assets, liabilities, or future commitments, and is monitored to determine if it remains an effective hedge. The effectiveness of the derivative as a hedge is based on changes in its market value being highly correlated with changes in market value of the underlying hedged items. The Company does not enter into or hold derivatives for trading or speculative purposes.

    The Company uses forward exchange contracts to hedge specific foreign currency denominated receivables. These contracts, which are one year or less in length, require the Company to exchange foreign currencies for U.S. dollars at maturity at rates agreed to at inception of the contracts. The Company enters into transactions denominated in foreign currencies and includes the exchange gain or loss arising from such transactions in other income, net. As of December 31, 2000 and 1999, the Company had approximately $60,000 and $108,000, respectively, of foreign exchange forward contracts outstanding. Net unrealized and realized gains and losses associated with exchange rate fluctuations on forward contracts and the underlying foreign currency exposure being hedged were immaterial for all periods presented. Cash flows from forward contracts are classified with the related receivables.

    The carrying values of the Company's cash and cash equivalents and accounts payable approximate fair value due to the short maturities of these instruments. Management's estimate of the fair value of borrowings outstanding under lines of credit and overdraft facilities requires judgment by management, and is not necessarily indicative of the amounts that could be realized in a current market exchange. The fair value of these financial instruments approximate their recorded values. It is not practicable to estimate the fair value of the Company's capital lease obligations.

    Other financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, consist primarily of accounts receivable. The Company's accounts receivable are concentrated in global automotive-related companies, other manufacturers, and the Company's international distributor network. The Company generally does not require collateral upon delivery of its products.

   Net Income (Loss) Per Common Share

    The following table reconciles the weighted average number of shares in the basic net income (loss) per common share calculation to the number of shares in the diluted net income (loss) per common share calculation:

                                                                                YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                           2000           1999          1998
---------------------------------------------------------------------- -------------- ------------- -------------
 Weighted average common shares used in basic net income (loss) per
    common share...................................................        6,225,970     6,254,308     6,186,469
   Effect of stock options.........................................            3,780            68            --
                                                                       -------------  ------------  ------------
 Weighted average common and common equivalent shares used in
    diluted net income (loss) per common share.....................        6,229,750     6,254,376     6,186,469
                                                                       =============  ============  ============

For the years ended December 31, 2000, 1999, and 1998, options to purchase shares of the Company's common stock of 657,374, 676,214, and 258,981, respectively, were outstanding but were not included in the computations of diluted earnings per share because the price of the options was greater than the average market price of the common stock for the period reported. For the year ended December 31, 1998, the dilutive effect of an additional 95,020 shares was excluded from the computation of diluted earnings per share, as the effect was anti-dilutive with the net loss.

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

   Stock-Based Compensation

    The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options in the accompanying consolidated statements of income is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount the employee must pay to acquire the stock. As supplemental information, the Company has provided pro forma disclosure of the fair value at the date of grant of stock options granted during 2000 and 1999 in Note 5, in accordance with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

   Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

   New Accounting Pronouncements

    The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133, 137 and 138, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133, SFAS 137 and SFAS 138"). These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The statements require that an entity record all derivatives as either assets or liabilities at fair value. Under certain conditions a derivative may be designated as a hedge of (1) potential changes in the fair value of an asset or liability or firm commitment, (2) the foreign currency exposure of a forecasted transaction, or (3) the foreign currency exposure of the net investment in a foreign operation. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. These statements are effective for fiscal years beginning after June 15, 2000. The Company's derivative activities are currently limited to entering into forward contracts to hedge potential changes in the fair value of its receivables denominated in certain foreign currencies.

    In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 replaces SFAS 125 but it carries over most of SFAS 125's provisions. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.

    Additionally, the Securities and Exchange Commission has issued Staff Accounting Bulletin No. 101, "Revenue Recognition," ("SAB 101"), which is effective for the Company's fourth quarter, and the Financial Accounting Standards Board has issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25," ("FIN 44") which generally is effective for all periods after July 1, 2000. Certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998, or January 12, 2000.

    The adoption of FIN 44 and SAB 101 had no impact on the Company's financial statements and management expects that adoption of SFAS 133, SFAS 137 and SFAS 138 and SFAS 140 will have little, if any, impact on the Company's consolidated financial position or results of operations.

(2) ACQUISITIONS

    In December 2000, the Company acquired 100% of the capital stock of ESTECH Corporation ("ESTECH"), a computer-aided engineering service provider based in Yokohama, Japan, from Nissan Motor of Japan and Structural Dynamics Research Corporation. The aggregate purchase price was paid entirely in cash and approximated $8.8 million. The cash required for this transaction was provided from the Company's existing cash balances. Pursuant to the agreement, the Company assumed the cash and cash equivalents of ESTECH, which totaled $4.1 million as of the closing balance sheet. The acquisition has been accounted for under the purchase method of accounting. The acquisition resulted in goodwill of approximately $3.8 million, which is being amortized over 15 years. The operating results of ESTECH are included in the Company's consolidated results of operations from the date of acquisition.

    The unaudited pro forma condensed consolidated results of operations are presented below, for the respective twelve-month periods, as though ESTECH had been acquired as of January 1, 1999:

                                                                                          TWELVE MONTHS ENDED
                                                                                             DECEMBER 31,
                                                                                       --------------------------
In thousands, except per share data                                                        2000         1999
-------------------------------------------------------------------------------------- ------------- ------------
  Revenue...........................................................................    $  52,778     $ 46,473
  Net income........................................................................    $   2,205     $  1,097
  Earnings per share (diluted)......................................................    $    0.35     $   0.18


    In November 1998, the Company formed a strategic partnership with the University of Iowa in which component-level durability sensitivity analysis technology developed by the University was acquired to be integrated with the Company's ADAMS virtual prototyping software to provide system-level durability design sensitivity analysis capabilities. In connection with the transaction, the Company reported a non-recurring charge to operations in 1998 of $400,000, associated with the write-off of in-process research and development acquired from the University. The purchase price was allocated to in-process research and development as the software had not reached technological feasibility and no other tangible or intangible assets were identified.

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

    These acquisitions have been accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the fair value of the net assets acquired has been recognized as goodwill and is being amortized over periods ranging from five to 15 years. The operating results associated with each acquisition have been included in the Company's consolidated results of operations from the date of acquisition.

(3) FINANCING ARRANGEMENTS

    The Company has available an unsecured bank line of credit with a maximum borrowing capacity of $4.0 million. Borrowings on the line of credit bear interest at 0.75% below the bank's prime rate of interest. No borrowings were outstanding at December 31, 2000 or at any time during the year. The agreement expires on June 30, 2001.

    The Company's subsidiaries in Germany, Italy, Sweden, and France also have line of credit and overdraft facilities that provide for aggregate borrowing availability of approximately $400,000, at various fixed and variable interest rates as of December 31, 2000. Borrowings are primarily due on demand and are collateralized by certain assets of the subsidiaries. Borrowings outstanding under these agreements were $49,000 and $14,000 at December 31, 2000 and 1999, respectively. The weighted average interest rate on these borrowings during 2000 and 1999 were 8.5% and 7.0%, respectively.

    The Company had $1,064,000 in capital lease obligations outstanding as of December 31, 2000, of which $658,000 is long-term. No other borrowings were outstanding under long-term debt arrangements at December 31, 2000 and 1999. Cash paid for interest was $9,000, $15,000 and $16,000 in 2000, 1999, and 1998,
respectively.

 (4) INCOME TAXES

    A summary of income before provision (credit) for income taxes and components of the provision for income taxes is as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------
In thousands                                                               2000           1999         1998
---------------------------------------------------------------------- -------------- ------------- ------------
Income (loss) before provision for income taxes:
  Domestic.........................................................     $  1,472       $    133      $    940
  Foreign..........................................................        1,707            721          (668)
                                                                        --------       --------      --------
                                                                        $  3,179       $    854      $    272
                                                                        ========       ========      ========
Domestic provision (benefit) for income taxes:
  Current..........................................................     $    187       $   (164)     $    241
  Deferred.........................................................          (97)          (421)           30
Foreign provision for income taxes:
  Current..........................................................          861            336           208
                                                                        --------       --------      --------
Provision (credit) for income taxes................................     $    951       $   (249)     $    479
                                                                        ========       =========     ========

    The differences between the income tax provision calculated at the United States federal statutory rate and the consolidated income tax provision are summarized as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------
In thousands                                                                2000          1999          1998
------------------------------------------------------------------------ ------------ -------------- -----------
Federal statutory provision.........................................       $ 1,081      $   290        $    92
   Meals and entertainment..........................................            17           35             33
   Acquisition-related costs and non-recurring charges..............            --           --            402
   Goodwill amortization............................................            66           37             44
   Recognition of tax credits.......................................          (221)        (637)            --
   Foreign losses without tax benefit...............................            75           --             --
   Effect of differences between U.S. and foreign tax rates.........           102           65             37
   Tax-exempt interest income.......................................          (109)         (72)          (121)
   Other, net.......................................................           (60)          33             (8)
                                                                           --------     -------        -------
Provision (credit) for income taxes.................................       $   951      $  (249)       $   479
                                                                           =======      ========       =======

    Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. The components of the net deferred income tax asset are summarized as follows:

                                                                                                 AS OF
                                                                                             DECEMBER 31,
                                                                                        ------------------------
In thousands                                                                              2000         1999
--------------------------------------------------------------------------------------- ------------ -----------
Current deferred tax asset (liability):
  Accounts receivable...............................................................     $  158       $  120
  Accrued expenses                                                                          264          202
  Other.............................................................................         (8)         (33)
                                                                                        --------     --------
Net current deferred tax asset....................................................          414          289
                                                                                        -------      -------

Long-term deferred tax asset:
  Tax credits.......................................................................        762          198
  Property and equipment............................................................        169          161
  Accrued expenses                                                                           122           --
  Other.............................................................................         27           16
                                                                                        -------      -------
Net long-term deferred tax asset....................................................      1,080          375
                                                                                        -------      -------
  Net deferred tax asset............................................................     $1,494       $  664
                                                                                         ======       ======

    Management believes the Company will obtain the full benefit of the net deferred tax asset on the basis of its evaluation of the Company's anticipated profitability over the period of years that the temporary differences are expected to become tax deductions. It believes that sufficient book and taxable income will be generated to realize the benefit of these tax assets. This assessment of profitability takes into account the Company's present and anticipated split of domestic and international earnings. The tax credits expire in 2005 through 2020.

    Income taxes have been provided on all undistributed earnings of foreign subsidiaries. Cash paid for income taxes was $1.3 million, $607,000 and $1.2 million in 2000, 1999 and 1998, respectively.

(5) COMMON STOCK AND SHAREHOLDERS' EQUITY

   Common Stock

    Holders of shares of common stock are entitled to one vote per share on all matters submitted to a vote of holders of shares of common stock, and do not have any cumulative voting rights. In the event of a liquidation, dissolution, or winding-up of the Company, the holders of shares of common stock are entitled to share equally and ratably in the assets of the Company, if any, remaining after the payment of debts and liabilities of the Company, subject to prior liquidation rights of any outstanding shares of preferred stock.

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

    Stock Repurchases

    In 2000, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock through April 2001. As of December 31, 2000, the Company had repurchased 218,948 shares of its common stock at a cost of $1.3 million.

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

    Under the Purchase Plan, the Company issued 46,626, 50,157 and 43,340 shares of common stock in 2000, 1999 and 1998, respectively, to various employees. These shares were issued with a weighted average price per share of $4.30, $5.07 and $6.37 in 2000, 1999 and 1998, respectively. As of December 31, 2000, there were 108,765 shares of common stock remaining to be issued under this plan.

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

    Stock option activity for this plan is summarized below:

                                                                                                    WTD. AVG.
                                                                    NUMBER           PRICE          EXERCISE
                                                                   OF SHARES       PER SHARE          PRICE
----------------------------------------------------------------- ------------ ------------------- ------------
Outstanding at December 31, 1997.................................   379,300     $ 6.69 - $ 9.13      $ 8.12
  Granted........................................................   564,150     $ 6.75 - $11.50      $ 7.76
  Exercised......................................................    (6,125)    $ 6.75 - $ 9.00      $ 8.84
  Canceled.......................................................  (347,800)    $ 6.75 - $11.50      $ 9.61
                                                                   --------      --------------      ------
Outstanding at December 31, 1998.................................   589,525     $ 6.69 - $11.50      $ 7.38
  Granted........................................................    37,000     $ 4.50 - $ 6.75      $ 6.51
  Canceled.......................................................   (51,405)    $ 6.63 - $11.50      $ 7.82
                                                                    -------     ---------------      ------
Outstanding at December 31, 1999.................................   575,120     $ 4.50 - $10.88      $ 7.28
  Granted........................................................   254,190     $ 4.81 - $ 6.13      $ 5.68
  Canceled.......................................................  (106,114)    $ 5.50 - $ 9.00      $ 6.62
                                                                   --------     ---------------      ------
Outstanding at December 31, 2000.................................   723,196     $ 4.50 - $10.88      $ 6.82
                                                                    =======     ===============      ======

    There were 155,627 and 108,913 options exercisable under the Stock Option Plan as of December 31, 2000 and 1999, respectively, with a weighted average exercise price of $8.07 per share in 2000 and $8.15 per share in 1999. The remaining options vest over a three- or four-year period beginning on the date of grant at 33% or 25% per year, respectively, and expire five or 10 years from the date they are granted. As of December 31, 2000, there were 320,679 shares of common stock available for grant under the Stock Option Plan. Options outstanding under the Stock Option Plan have a weighted average remaining contractual life of 6.8 years as of December 31, 2000 and December 31, 1999.

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

    Stock option activity for this plan is summarized below:

                                                                                                    WTD. AVG.
                                                                    NUMBER           PRICE          EXERCISE
                                                                   OF SHARES       PER SHARE          PRICE
----------------------------------------------------------------- ------------ ------------------- ------------
Outstanding at December 31, 1997.................................    40,000     $ 9.13 - $11.00      $10.07
  Granted........................................................    20,000         $ 13.00          $13.00
                                                                     ------         -------          ------
Outstanding at December 31, 1998.................................    60,000     $ 9.13 - $13.00      $11.04
  Granted........................................................    20,000          $ 6.56          $ 6.56
                                                                     ------          ------          ------
Outstanding at December 31, 1999.................................    80,000     $ 6.56 - $13.00      $ 9.92
  Granted........................................................    20,000          $ 5.94          $ 5.94
                                                                     ------          ------          ------
Outstanding at December 31, 2000.................................   100,000     $ 5.94 - $13.00      $ 9.13
                                                                    =======     ===============      ======

    There were 80,000 and 60,000 options exercisable under the Director Stock Option Plan as of December 31, 2000 and 1999, respectively, with a weighted average exercise price of $9.92 per share in 2000 and $11.04 per share in 1999. Options outstanding under the Director Stock Option Plan have a weighted average remaining contractual life of 2.4 years and 2.9 years as of December 31, 2000 and 1999, respectively.

    For various price ranges, information for options outstanding and exercisable for all option plans at December 31, 2000 was as follows:

                                         OUTSTANDING OPTIONS                        EXERCISABLE OPTIONS
                          ---------------------------------------------------   -----------------------------
         RANGE OF                      WTD. AVG. REMAINING      WTD. AVG.                      WTD. AVG.
     EXERCISE PRICES        SHARES         LIFE (YEARS)      EXERCISE PRICE        SHARES    EXERCISE PRICE
-----------------------------------------------------------------------------   -----------------------------
      $4.50 - $6.63          285,511             8.42            $  5.79           28,875       $  6.42
           $6.75             285,235             7.63            $  6.75            8,400       $  6.75
       $7.25 - $8.00         127,250             1.16            $  7.90           95,625       $  7.90
      $8.50 - $11.00         105,200             3.34            $  9.51           82,727       $  9.58
          $13.00              20,000             2.37            $ 13.00           20,000       $ 13.00

   Stock-Based Compensation

    Using the intrinsic value method of accounting for the value of stock options granted during 2000, 1999 and 1998, no compensation cost was recorded in the accompanying consolidated statements of income. Had compensation cost been determined based on the fair value at the date of grant for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS 123, net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

In thousands, except per share data                            2000             1999            1998
--------------------------------------------------------- ---------------- --------------- ---------------
Net income (loss) - as reported..........................    $  2,168         $  1,095        $   (217)
Net income (loss) - pro forma............................    $  1,650         $    545        $   (709)

Diluted net income (loss) per share - as reported........    $   0.35         $   0.18        $   (0.04)
Diluted net income (loss) per share - pro forma..........    $   0.26         $   0.09        $   (0.11)

    The weighted average estimated fair value of stock options granted during 2000, 1999 and 1998 was $3.26, $3.72 and $4.69, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in valuing the option grants:

                                                               2000            1999            1998
--------------------------------------------------------- --------------- --------------- ---------------
Expected life (years)....................................       5.0             5.0             5.0
Interest rate............................................       5.2%            6.2%            5.2%
Volatility...............................................       0.6             0.6             0.7
Dividend yield...........................................       0.0%            0.0%            0.0%

(6) COMMITMENTS AND CONTINGENCIES

   Employee Benefit Plans

     The Company maintains a 401(k) plan covering substantially all of its domestic employees. During 2000, 1999 and 1998, the Company matched 40% of qualified employee contributions, up to a maximum of 2.4% of eligible compensation. In 2000, 1999, and 1998, the Company contributed $249,000, $233,000 and $244,000, respectively, to the plan.

    Lease Commitments

    The Company and its subsidiaries lease office space and certain equipment under noncancellable lease agreements which expire at various dates through December 2010. Assets held under capital leases are included in property and equipment and are charged to depreciation and interest over the life of the lease. Operating leases are expensed over the term of the lease agreement and are not capitalized. Future minimum lease payments at December 31, 2000 are as follows:

In thousands                                                                   Capital leases   Operating leases
------------------------------------------------------------------------------ ---------------- -----------------
2001..........................................................................    $    443         $  1,580
2002..........................................................................         379            1,365
2003..........................................................................         192            1,135
2004..........................................................................          88            1,037
2005..........................................................................          30            1,031
Thereafter....................................................................           0            5,010
                                                                                  --------         --------
Total minimum lease payments..................................................    $  1,132         $ 11,158
                                                                                                   ========
Less interest.................................................................         (68)
                                                                                  --------
Total minimum lease payments..................................................       1,064
Less current portion..........................................................        (406)
                                                                                  --------
Long-term minimum lease payments..............................................    $    658
                                                                                  ========

    Total lease expense amounted to approximately $2.0 million in each of the years ending 2000, 1999, and 1998.

    In the fourth quarter of 2000, the Company moved into a new headquarters facility in Ann Arbor, Michigan. The initial lease term is 10 years expiring in December 2010. The future minimum lease payment table above includes the lease payments required under this lease agreement.

   Royalty Agreements

    The Company has entered into various agreements which generally provide for royalty payments by the Company based on a percentage of revenue derived through the licensing of certain software products. Royalty expense under these agreements amounted to approximately $3.8 million, $3.2 million, and $2.2 million in 2000, 1999, and 1998, respectively.

   Litigation

     From time to time, the Company is party to routine litigation arising in the normal course of business. In the opinion of management, the liabilities resulting from these proceedings, if any, will not be material to the Company's consolidated financial position or results of operations.

 (7) GEOGRAPHIC OPERATIONS AND SEGMENT INFORMATION

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

    The Company operates in one segment - the development, marketing and support of software products and services for the mechanical segment of the computer-aided engineering industry. The Company licenses products to customers on a worldwide basis. Revenue is attributed to the country in which the sale originates. Sales and marketing operations outside the United States are conducted principally through the Company's foreign subsidiaries and international distributors. Intercompany sales and transfers between geographic areas are accounted for at prices which are designed to be representative of third-party transactions.

    The following table summarizes selected financial information of the Company's operations by geographic location:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------
In thousands                                                             2000           1999           1998
------------------------------------------------------------------- --------------- -------------- -------------
Revenue:
  North America
     United States..............................................      $  12,052       $  11,613      $  12,223
     Canada and Mexico..........................................          4,607           3,820          1,514
  Europe
     Germany....................................................          4,824           5,473          5,108
     Other European countries...................................         10,767           9,573          7,769
  Asia/Pacific
     Japan......................................................         11,297           7,706          7,819
     Other Asian countries......................................          3,030           2,070          2,142
                                                                      ---------       ---------      ---------
          Total revenue.........................................      $  46,577       $  40,255      $  36,575
                                                                      =========       =========      =========

Identifiable assets:
  North America
     United States..............................................      $  20,335       $  23,550      $  23,882
     Canada.....................................................          2,837           2,287          1,698
  Europe
     Germany....................................................          1,780           2,384          1,942
     Other European countries...................................          5,232           4,466          3,430
  Asia/Pacific
     Japan......................................................          8,484           1,917          1,362
     Other Asian countries......................................            433             149            114
                                                                      ---------       ---------      ---------
          Total identifiable assets.............................         39,101          34,753         32,428
  Goodwill......................................................          6,768           3,436          3,819
                                                                      ---------       ---------      ---------
          Total assets..........................................      $  45,869       $  38,189      $  36,247
                                                                      =========       =========      =========


    No customer accounted for greater than 10% of total revenue in 2000, 1999 or 1998. The Company's largest distributor, ISI-Dentsu, is located in Japan and accounted for approximately 16.4%, 12.6% and 13.2% of the Company's total revenue in 2000, 1999 and 1998, respectively.

(8) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table summarizes selected unaudited quarterly financial information for 2000 and 1999. The Company believes all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included in the selected quarterly information:

                                                       THREE MONTHS ENDED                             YEAR ENDED
                                 ---------------------------------------------------------------    ---------------
                                   MARCH 31,        JUNE 30,     SEPTEMBER 30,    DECEMBER 31,       DECEMBER 31,
In thousands, except per share       2000             2000           2000             2000               2000
data
-------------------------------- --------------- --------------- --------------- --------------- -- ---------------
Revenue......................      $  10,739       $  11,081       $  11,581       $  13,176          $  46,577
Gross profit.................          7,086           7,310           7,833           8,765             30,994
Operating income.............            297             554             810             838              2,499
Net income...................            241             479             668             780              2,168
Basic net income per
   common share..............      $    0.04       $    0.08       $    0.11       $    0.13          $    0.35
Diluted net income per
   common share..............      $    0.04       $    0.08       $    0.11       $    0.13          $    0.35

                                                       THREE MONTHS ENDED                             YEAR ENDED
                                 ---------------------------------------------------------------    ---------------
                                   MARCH 31,        JUNE 30,     SEPTEMBER 30,    DECEMBER 31,       DECEMBER 31,
In thousands, except per share        1999            1999            1999            1999               1999
data
-------------------------------- --------------- --------------- --------------- --------------- -- ---------------
Revenue......................      $  10,366       $   9,158       $   9,729       $  11,002          $  40,255
Gross profit.................          6,809           5,509           6,061           7,097             25,476
Operating income (loss)......            501            (835)             69             605                340
Net income (loss)............            474            (503)            640             484              1,095
Basic net income (loss)
   per common share..........      $    0.08       $  (0.08)       $    0.10       $    0.08          $    0.18
Diluted net income (loss)
   per common share..........      $    0.08       $  (0.08)       $    0.10       $    0.08          $    0.18

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the directors of the Company is incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders scheduled to be held on May 10, 2001.

    The executive officers of the Company as of March 1, 2001 are listed below:

                       NAME                           AGE                           POSITION
------------------------------------------------    -------  -------------------------------------------------------
Michael E. Korybalski...........................      54     Chief Executive Officer, Chairman of the Board and
                                                                Director
Robert R. Ryan..................................      43     President, Chief Operating Officer and Director
Michael Hoffmann................................      44     Senior Vice President-- Worldwide Sales & Service
David Peralta...................................      33     Vice President, Chief Financial Officer and Treasurer
Douglas M. Peterson.............................      35     Vice President, Chief Technical Officer

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

     Douglas M. Peterson became the Company's Vice President, Chief Technical Officer in March 2001, and served as the Company's Vice President of Product Development from November 1997 to March 2001. Before joining the Company, Mr. Peterson was co-founder and president of StatDesign, Inc. from 1992 through 1997, at which time StatDesign, Inc. was acquired by the Company. Mr. Peterson holds B.S. and M.S. degrees in mechanical engineering from Brigham Young University.


ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders scheduled to be held on May 10, 2001.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders scheduled to be held on May 10, 2001.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 14(A)1. FINANCIAL STATEMENTS

    Report of Independent Public Accountants
    Consolidated Balance Sheets as of December 31, 2000 and 1999
    Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998
    Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998
    Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998
    Notes to Consolidated Financial Statements

ITEM 14(a)2. FINANCIAL STATEMENT SCHEDULES

    None.

ITEM 14(a) 3. EXHIBITS

      NUMBER                                EXHIBIT
-------------------- -----------------------------------------------------------

       (2.1)         Joint Venture Agreement between Mechanical Dynamics, Inc.
                     and Information Services International-Dentsu, Ltd., incorporated herein by reference to Exhibit 2.1 to the Company's previously filed Form 10-Q for the quarter ended March 31, 1997

       (2.2) Share Transfer Agreement dated November 17, 2000 by and among Mechanical Dynamics, Inc., Nissan Motor Co., Ltd., and Structural Dynamics Research Corporation, incorporated herein by reference to Exhibit 2.2 to the Company's previously filed Form 8-K on December 28, 2000 and From 8-K/A on March 5, 2001

       (3.1) Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.2 to the Company's previously filed Registration Statement on Form S-1, Registration No. 333-2900

       (3.2)         Restated Bylaws, incorporated herein by reference to
                     Exhibit 3.4 to the Company's previously filed Registration Statement on Form S-1, Registration No. 333-2900

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

       (10.2)        Employment Agreement between the Company and Robert R.
                     Ryan, as amended

       (10.3) Employment Agreement between the Company and David Peralta, as amended

       (10.4)        Employment Agreement between the Company and Douglas M.
                     Peterson, as amended

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

       (21)          Subsidiaries Of The Registrant

       (23.1)        Consent Of Independent Public Accountants




ITEM 14(b). REPORTS ON FORM 8-K

    A current report on Form 8-K was filed on December 28, 2000 and was amended on March 5, 2001. The acquisition was reported under Item 2 of Form 8-K and financial statements and pro forma financial information thereto were reported under Item 7 of Form 8-K/A.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 19, 2001                            MECHANICAL DYNAMICS, INC.
                                                 (Registrant)


                                            By:  /s/ Michael E. Korybalski
                                                 -------------------------------
                                                 Michael E. Korybalski
                                                 Chairman of the Board

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

                     SIGNATURES                                            TITLE                         DATE
                     ----------                                            -----                         ----


/s/ Michael E. Korybalski                                   Chairman of the Board,               March 19, 2001
------------------------------------------------------      Chief Executive Officer,
Michael E. Korybalski                                        and Director
                                                            (Principal Executive Officer)


/s/ Robert R. Ryan                                          President, Chief Operating Officer   March 19, 2001
------------------------------------------------------      and Director
Robert R. Ryan


/s/ David Peralta                                           Chief Financial Officer              March 19, 2001
------------------------------------------------------      (Principal Financial and
David Peralta                                                Accounting Officer)


/s/ Herbert S. Amster                                       Director                             March 19, 2001
------------------------------------------------------
Herbert S. Amster


/s/ David E. Cole                                           Director                             March 19, 2001
------------------------------------------------------
David E. Cole


/s/ Joseph F. Gloudeman                                     Director                             March 19, 2001
------------------------------------------------------
Joseph F. Gloudeman


/s/ Mitchell I. Quain                                       Director                             March 19, 2001
------------------------------------------------------
Mitchell I. Quain


                               INDEX TO EXHIBITS



      NUMBER                                EXHIBIT
-------------------- -----------------------------------------------------------

       (2.1)         Joint Venture Agreement between Mechanical Dynamics, Inc.
                     and Information Services International-Dentsu, Ltd., incorporated herein by reference to Exhibit 2.1 to the Company's previously filed Form 10-Q for the quarter ended March 31, 1997

       (2.2) Share Transfer Agreement dated November 17, 2000 by and among Mechanical Dynamics, Inc., Nissan Motor Co., Ltd., and Structural Dynamics Research Corporation, incorporated herein by reference to Exhibit 2.2 to the Company's previously filed Form 8-K on December 28, 2000 and From 8-K/A on March 5, 2001

       (3.1) Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.2 to the Company's previously filed Registration Statement on Form S-1, Registration No. 333-2900

       (3.2)         Restated Bylaws, incorporated herein by reference to
                     Exhibit 3.4 to the Company's previously filed Registration Statement on Form S-1, Registration No. 333-2900

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

       (10.2)        Employment Agreement between the Company and Robert R.
                     Ryan, as amended

       (10.3) Employment Agreement between the Company and David Peralta, as amended

       (10.4)        Employment Agreement between the Company and Douglas M.
                     Peterson, as amended

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