Form 10-Q
period 2001-03-31
MECHANICAL DYNAMICS INC \MI\
filed 2001-05-11
CIK 1011451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal period ended: March 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from ____________ to ____________

Commission file number: 0-20679

MECHANICAL DYNAMICS, INC.
(Exact name of registrant as specified in its charter)

Michigan (State of incorporation)	38-2163045 (I.R.S. Employer Identification No.)

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

The number of outstanding shares of the Registrant’s common stock, as of May 7, 2001, was 6,059,344.

MECHANICAL DYNAMICS, INC.

FORM 10-Q

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets March 31, 2001 and December 31, 2000	3

	Condensed Consolidated Statements of Income Three Months Ended March 31, 2001 and 2000	4

	Condensed Consolidated Statements of Cash Flows Three Months Ended March 31, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES		15

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
in thousands	2001	2000

Assets:	(Unaudited)
Current assets:

Cash and cash equivalents	$15,060	$17,961

Accounts receivable, net	13,215	11,442

Prepaid and deferred expenses	2,908	3,255

Total current assets	31,183	32,658

Property and equipment, net	4,324	4,462

Goodwill, net	6,684	6,768

Other assets	1,760	1,981

Total assets	$43,951	$45,869

Liabilities and Shareholders’ Equity:

Current liabilities:

Borrowings under lines of credit	$82	$49

Current portion of capital leases	406	406

Accounts payable	1,470	2,466

Accrued expenses	5,375	7,152

Deferred revenue	8,372	6,936

Total current liabilities	15,705	17,009

Capital lease obligation, less current portion	497	658

Minority interest	600	539

Shareholders’ equity:

Common stock	21,818	21,998

Preferred stock	0	0

Retained earnings	6,040	5,819

Accumulated other comprehensive income	(709)	(154)

Total shareholders’ equity	27,149	27,663

Total liabilities and shareholders’ equity	$43,951	$45,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,

in thousands except share and per share data	2001	2000

	(Unaudited)
Revenue:

Software licenses	$6,191	$6,036

Software maintenance services	3,013	2,253

Professional services and other	4,637	2,450

Total revenue	13,841	10,739

Cost of revenue:

Software licenses	977	1,099

Services	4,068	2,554

Total cost of revenue	5,045	3,653

Gross profit	8,796	7,086

Operating expenses:

Sales and marketing	4,935	4,203

Research and development	1,698	1,446

General and administrative	1,317	1,026

Goodwill amortization	178	114

Total operating expenses	8,128	6,789

Operating income	668	297

Other income, net	119	85

Income before income taxes and minority interest	787	382

Provision for income taxes	235	114

Net income before minority interest	552	268

Minority interest in net income of subsidiary	61	27

Net income	$491	$241

Basic net income per common share	$0.08	$0.04

Weighted average common shares	6,088,056	6,286,725

Diluted net income per common share	$0.08	$0.04

Weighted average common and common equivalent shares	6,220,446	6,287,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

in thousands	2001	2000

	(Unaudited)
Cash flows from operating activities:

Net income	$491	$241

Adjustments to reconcile net income to net cash

provided by (used in) operating activities:

Depreciation and amortization	595	413

(Gain) loss on disposal of assets, net	16	(14)

Minority interest in net income of subsidiary	61	27

Changes in assets and liabilities:

Accounts receivable	(2,346)	(815)

Prepaid and deferred expenses	222	516

Other assets	211	(83)

Accounts payable	(771)	156

Accrued expenses	(1,579)	(476)

Deferred revenue	1,666	312

Net cash provided by (used in) operating activities	(1,434)	277

Cash flows from investing activities:

Proceeds from the sale of property and equipment	10	84

Purchases of property and equipment	(489)	(315)

Net cash used in investing activities	(479)	(231)

Cash flows from financing activities:

Net borrowings under line of credit agreements	33	46

Proceeds from the issuance of common stock	45	51

Repurchases of Company common stock	(495)	0

Payments on capital lease obligations	(114)	0

Net cash provided by (used in) financing activities	(531)	97

Effect of exchange rate changes on cash	(457)	(71)

Net increase (decrease) in cash and cash equivalents	(2,901)	72

Cash and cash equivalents at beginning of period	17,961	17,741

Cash and cash equivalents at end of period	$15,060	$17,813

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$10	$1

Income taxes	$504	$240

The accompanying notes are an integral part of these condensed consolidated financial statements.

MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) — Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements include the accounts of Mechanical Dynamics, Inc. (“MDI” or the “Company”) and its subsidiaries, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company believes all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2000.

      Operating results for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the full year.

(2) — Comprehensive Income

      Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income (loss) was ($64,000) and $169,000 for the three month periods ended March 31, 2001 and 2000, respectively. The difference between net income, as reported in the accompanying condensed consolidated statements of income, and comprehensive income (loss) is the foreign currency translation adjustment for the respective periods.

(3) — Earnings per Share

      The following table reconciles the weighted average number of shares in the basic net income per common share calculation to the number of shares in the diluted net income per common share calculation:

	Three Months Ended March 31,

	2001	2000

Weighted average common shares used in basic net income per common

share	6,088,056	6,286,725

Effect of stock options	132,390	352

Weighted average common and common equivalent shares used in

diluted net income per common share	6,220,446	6,287,077

      For the three months ended March 31, 2001 and 2000, options to purchase shares of the Company’s common stock of 221,790 and 700,364, respectively, were outstanding but were not included in the computations of diluted earnings per share because the price of the options was greater than the average market price of the common stock for the period reported.

(4) — Derivatives

      The Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” in the first quarter of 2001. Derivatives are financial instruments whose value is derived from one or more underlying financial instruments, such as foreign currency. The Company enters into derivative transactions, specifically foreign exchange forward contracts, to manage the Company’s exposure to fluctuations in foreign exchange rates. The contracts are primarily in European currencies and Japanese yen and have maturities less than one year. Any derivative the Company enters into is designated at inception as a hedge of risks associated with specific assets, liabilities, or future commitments, and is monitored to determine if it remains an effective hedge. The effectiveness of the derivative as a hedge is based on changes in its market value being highly correlated with changes in market value of the underlying hedged items. The Company does not enter into or hold derivatives for trading or speculative purposes.

      The Company uses forward exchange contracts to hedge specific foreign currency denominated receivables. These contracts, which are one year or less in length, require the Company to exchange foreign currencies for U.S. dollars at maturity at rates agreed to at inception of the contracts. The Company enters into transactions denominated in foreign currencies and includes the exchange gain or loss arising from such transactions in other income, net. As of March 31, 2001 and 2000, the Company had approximately $800,000 and $940,000, respectively, of foreign exchange forward contracts outstanding. Net unrealized and realized gains and losses associated with exchange rate fluctuations on forward contracts and the underlying foreign currency exposure being hedged were immaterial for all periods presented. Cash flows from forward contracts are classified with the related receivables.

(5) — New Accounting Pronouncements

      In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 replaces SFAS 125 but it carries over most of SFAS 125’s provisions. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management expects that adoption of SFAS 140 will have little, if any, impact on the Company’s consolidated financial position or results of operations.

(6) Geographic Operations and Segment Information

      The Company operates in one segment — the development, marketing and support of software products and services for the mechanical segment of the computer-aided engineering industry. The Company licenses products to customers on a worldwide basis. Revenue is attributed to the country in which the sale originates. Sales and marketing operations outside the United States are conducted principally through the Company’s foreign subsidiaries and international distributors. Intercompany sales and transfers between geographic areas are accounted for at prices which are designed to be representative of third party transactions.

      The following table summarizes selected financial information of the Company’s operations by geographic location:

	Three Months Ended March 31,

In thousands	2001	2000

Revenue:

North America

United States	$2,730	$2,781

Canada and Mexico	841	1,336

Europe

Germany	1,162	1,033

Other European countries	2,539	2,529

Asia/Pacific

Japan	5,910	2,661

Other Asian countries	659	399

Total revenue	$13,841	$10,739

      One customer accounted for 12% of total revenue during the three month period ended March 31, 2001. No customer accounted for greater than 10% of total revenue during the three month period ended March 31, 2000. The

Company’s largest distributor, ISI-Dentsu, is located in Japan and accounted for approximately 15.5% and 20.6% of the Company’s total revenue for the three month periods ended March 31, 2001 and 2000, respectively. Total assets by geographic location have not changed significantly from December 31, 2000.

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

Forward-Looking Information is Subject to Risk and Uncertainty

      Except for the historical information contained in this report, the matters herein contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. These forward-looking statements include, but are not limited to, revenue levels, including the level of international revenue, certain costs and operating expense levels, the level of other income, the Company’s liquidity and capital needs and various business environment and trend information. Actual future results and trends may differ materially depending on a variety of factors, including:

•	the volume and timing of orders received during the quarter;

•	the mix of and changes in distribution channels through which the Company’s products are sold;

•	the timing and acceptance of new products and product enhancements by the Company or its competitors;

•	changes in pricing;

•	the level of the Company’s sales of third-party products;

•	purchasing patterns of distributors and customers;

•	competitive conditions in the industry;

•	business cycles affecting the markets in which the Company’s products are sold;

•	extraordinary events, such as litigation;

•	risks inherent in seeking and consummating acquisitions, including the diversion of management attention to the assimilation of the operations and personnel of the acquired business;

•	fluctuations in foreign exchange rates;

•	the impact of undetected errors or defects on the Company’s current products, vendors and internal systems; and

•	economic conditions generally or in various geographic areas.

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

Results of Operations

   Revenue

	Three Months Ended March 31,

dollars in thousands	2001	2000	% Change

Software licenses	$6,191	$6,036	2.6%

% of total revenue	44.7%	56.2%

Software maintenance services	$3,013	$2,253	33.7%

% of total revenue	21.8%	21.0%

Professional services and other	$4,637	$2,450	89.3%

% of total revenue	33.5%	22.8%

Total revenue	$13,841	$10,739	28.9%

      The Company’s total revenue increased 28.9% during the three month period ended March 31, 2001, as compared to the corresponding period in 2000. The growth in revenue resulted from an increase in professional services and software maintenance services provided to the Company’s customers, as well as an increase in the sales of the Company’s software products. The increases in these components of revenue were partially offset by a decrease in the sales of third-party software products licensed through the Company’s European and Canadian subsidiaries.

      Revenue from international customers accounted for approximately 74.2% and 61.7% of the Company’s total revenue during the three months ended March 31, 2001 and 2000, respectively. The increase in international revenue as a percent of total revenue in 2001 was due primarily to increased professional services revenue generated in Japan as a result of the Company’s acquisition of ESTECH Corporation (“ESTECH”) in December 2000, and, to a lesser extent, increased sales of ADAMS software licenses in Japan and the rest of Asia. The increase in international revenue was partially offset by the recent strengthening of the U.S. dollar, which, relative to the European, Canadian and Japanese currencies, negatively impacted the Company’s first quarter revenue by approximately $1.1 million. Since most of the Company’s international operating expenses were incurred in foreign currencies, the net impact of exchange rate fluctuations on income from operations was considerably less than the impact on revenue. If the U.S. dollar continues to strengthen in 2001 relative to the European, Canadian and Japanese currencies, the Company’s international revenue will be negatively impacted, which could have a material adverse effect on the Company’s consolidated results of operations.

      Software licenses revenue consists primarily of license fees for the Company’s software products and, to a lesser extent, license fees for third-party software products licensed through the Company’s European and Canadian subsidiaries. Software licenses revenue increased 2.6% during the three month period ended March 31, 2001, as compared to the corresponding period in 2000. This growth in revenue resulted primarily from an increase in sales of the Company’s ADAMS and Dynamic Designer products, which was partially offset by decreased sales of third-party software products sold worldwide. Revenue from third party software products totaled approximately $970,000, or 7.0% of total revenue during the three months ended March 31, 2001, as compared to $1.3 million, or 11.9% of total revenue during the corresponding period in 2000.

      Software maintenance services revenue consists of revenue generated from maintenance and support agreements on the Company’s software products. Software maintenance services revenue increased 33.7% during the three month period ended March 31, 2001, as compared to the corresponding period in 2000. The increase reflects the continuing growth of the Company’s customer base, as well as the strong maintenance renewal rate the Company has historically experienced with respect to software maintenance agreements.

      Professional services and other revenue consists primarily of revenue from consulting, training and funded research and development projects. Professional services revenue increased 89.3% during the three month period ended March 31, 2001, as compared to the corresponding period in 2000. The increase in revenue was primarily due to consulting revenue generated in Japan as a result of the Company’s acquisition of ESTECH in December 2000.

   Cost of Revenue

	Three Months Ended March 31,

dollars in thousands	2001	2000	% Change

Cost of software licenses	$977	$1,099	11.1%

Gross profit margin on software licenses revenue	84.2%	81.8%

Cost of services	$4,068	$2,554	59.3%

Gross profit margin on services revenue	46.8%	45.7%

      Cost of software licenses includes software royalty fees, media costs, payroll and other costs attributable to software documentation and distribution, and an allocation of depreciation, utilities and other overhead expenses incurred by the Company. Cost of software licenses decreased 11.1% from the first quarter of 2000 to approximately $977,000 in the first quarter of 2001. The decrease in cost of software licenses was due to lower royalties paid to third parties whose products were licensed through the Company’s Canadian and European subsidiaries, which is consistent with the decline in revenue from third-party software products noted above.

      Gross profit margin on software licenses revenue was 84.2% and 81.8% during the three month periods ended March 31, 2001 and 2000, respectively. The increase in gross profit margin was due to a decrease in revenue from third-party software products as a percent of total software licenses revenue. The gross profit margin realized from sales of third-party software products has historically been lower than the gross profit margin realized from sales of the Company’s software products.

      Cost of services includes payroll and overhead expenses attributable to hotline support, consulting, training and funded research and development. Cost of services increased 59.3% during the three month period ended March 31, 2001, as compared to the corresponding period in 2000. The increase in cost of services was primarily due to the costs associated with professional services revenue generated by ESTECH in the first quarter of 2001. Gross profit margin on services revenue was 46.8% and 45.7% during the three month periods ended March 31, 2001 and 2000, respectively.

   Operating Expenses

	Three Months Ended March 31,

dollars in thousands	2001	2000	% Change

Sales and marketing	$4,935	$4,203	17.4%

% of total revenue	35.7%	39.1%

Research and development	$1,698	$1,446	17.4%

% of total revenue	12.3%	13.5%

General and administrative	$1,317	$1,026	28.4%

% of total revenue	9.5%	9.6%

Goodwill Amortization	$178	$114	56.1%

% of total revenue	1.3%	1.1%

      Sales and marketing expenses include costs associated with the Company’s sales channels, such as personnel, commissions, sales office costs, travel, promotional events, sales order processing, including license administration and order fulfillment, and advertising and public relations programs. Sales and marketing expenses also include an allocation of overhead expenses incurred by the Company. The absolute dollar increase in sales and marketing expenses during the three month period ended March 31, 2001, as compared to the corresponding period in 2000, resulted from an increase in commissions paid on the higher level of revenue, as well as the Company’s continued expansion of its worldwide sales and marketing organization.

      Research and development expenses include all payroll costs attributable to research and development activities. Research and development expenses also include an allocation of overhead expenses incurred by the Company. Costs associated with funded research and development projects are included in cost of services. The increase in research and development expenses during the three month period ended March 31, 2001, as compared to corresponding period in 2000, resulted from an increase in costs to support the Company’s expanded development efforts. The Company intends to continue to invest significant resources in research and development in the future.

      General and administrative expenses include the cost of salaries, employee benefits and other payroll costs associated with the Company’s finance, accounting, human resources, information systems and executive management functions. General and administrative expenses also include an allocation of overhead expenses incurred by the Company. The absolute dollar increase in general and administrative expenses during the three month period ended March 31, 2001, as compared to corresponding period in 2000, was primarily due to additional expenses incurred to support the Company’s worldwide growth.

      Goodwill amortization includes the amortization of purchase price in excess of net assets on the Company’s past acquisitions. Goodwill amortization increased 56.1% during the three month period ended March 31, 2001, as compared to the corresponding period in 2000. The increased goodwill amortization resulted from goodwill recorded in conjunction with the Company’s acquisition of ESTECH in December 2000. The Company amortizes goodwill over the periods estimated to be benefited from the acquisitions, after considering such factors as demand, competition, service lives of employees, and expected actions of competitors.

   Other Income, Net

	Three Months Ended March 31,

dollars in thousands	2001	2000	% Change

Other income, net	$119	$85	40.0%

% of total revenue	0.9%	0.8%

      Other income, net consists of net interest income (expense), foreign currency transaction gain (loss) and gain (loss) on the disposal of property and equipment. The increase in other income, net primarily resulted from decreased foreign currency transaction losses incurred by the Company during the first quarter of 2001, compared to the corresponding period in 2000. From time to time, the Company may enter into forward exchange contracts to hedge exposures related to significant foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency.

   Provision for Income Taxes

      The Company’s effective income tax rate was 29.9% and 29.8% for the three months ended March 31, 2001 and 2000, respectively. The difference between the Company’s effective rate and the 34.0% statutory federal rate during each period resulted primarily from tax-exempt interest income earned by the Company as well as tax benefits gained from the Company’s foreign sales corporation.

   Minority Interest in Net Income of Subsidiary

      The Company owns a 66% interest in its Japanese subsidiary, Mechanical Dynamics Japan K.K. (“MDI-Japan”), through a joint venture agreement with ISI-Dentsu of Tokyo, Japan, the largest distributor of the Company’s software in Japan. Minority interest in net income of subsidiary of $61,000 and $27,000 for the three month periods ended March 31, 2001 and 2000, respectively, represents ISI-Dentsu’s 34% interest in the net income of MDI-Japan.

   Employees

      The number of the Company’s worldwide employees increased 21.1% to 345 at March 31, 2001, compared with 285 at March 31, 2000. Reflected in this increase are 43 new employees who joined the Company as a result of the Company’s acquisition of ESTECH in December 2000. On a sequential basis, the Company’s workforce grew by 13 employees during the quarter, from 332 employees at the end of 2000.

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

Liquidity and Capital Resources

      Cash and cash equivalents decreased $2.9 million during the first three months of 2001 to $15.1 million at March 31, 2001, compared with $18.0 million at December 31, 2000. Through March 31, 2001, cash and cash equivalents decreased primarily as a result of $2.4 million in cash used to pay down year-end accounts payable and accrued expenses, $479,000 in cash used for purchases of equipment (net of proceeds from disposals), and $495,000 in cash used to repurchase 62,400 shares of the Company’s common stock. These decreases were primarily offset by cash generated from the earnings of the Company during the first quarter.

      At March 31, 2001, the Company’s principal commitments consisted of obligations under capital and operating leases for facilities and equipment. The Company had $903,000 in capital lease obligations outstanding as of March 31, 2001, of which $497,000 was long-term. The Company had no other borrowings under long-term debt arrangements at March 31, 2001.

      The Company has an agreement with its principal bank for a $4.0 million line of credit facility. No borrowings were outstanding under this agreement as of March 31, 2001. The Company’s subsidiaries in Germany, Italy, Sweden and France also have line of credit and overdraft facilities that provide for aggregate borrowing availability of approximately $400,000. Approximately $82,000 in borrowings was outstanding under these facilities as of March 31, 2001.

      Long-term cash requirements, other than for normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, financing growth, repurchases of the Company’s common stock and the possible acquisition of software products, technologies and businesses complementary to the Company’s business. The Company believes that cash flows from operations, together with existing cash balances, and available borrowings will be adequate to meet the Company’s cash requirements for working capital, capital expenditures, and stock repurchases for the next twelve months and the foreseeable future. The Company has not paid dividends during the period from 1996 through the first quarter of 2001 and intends to continue its policy of retaining earnings to finance future growth.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      Other than as disclosed in this report on Form 10-Q, there have been no significant changes in our market risk exposure as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Item 7a. on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

      None. For our documents incorporated by reference, references are to File No. 0-20679.

(b) Reports on Form 8-K

      An amended report on Form 8-K/A was filed on March 5, 2001. The financial statements and pro forma financial information pertaining to the acquisition were reported under Item 7 of Form 8-K/A.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2001		MECHANICAL DYNAMICS, INC.
(Registrant)

	By:	/s/ Michael E. Korybalski

Michael E. Korybalski
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David Peralta

David Peralta
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)