Form 10-Q
period 2001-06-30
MECHANICAL DYNAMICS INC \MI\
filed 2001-08-14
CIK 1011451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal period ended: June 30, 2001

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

      The number of outstanding shares of the Registrant’s common stock, as of August 10, 2001, was 6,086,603.

MECHANICAL DYNAMICS, INC.

FORM 10-Q

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

June 30, 2001 and December 31, 2000	3

Condensed Consolidated Statements of Income

Three and Six Months Ended June 30, 2001 and 2000	4

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2001 and 2000	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 6. Exhibits and Reports on Form 8-K	14

SIGNATURES	15

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,		December 31,
in thousands	2001		2000

Assets:	(Unaudited	)

Current assets:

Cash and cash equivalents	$17,190		$17,961

Accounts receivable, net	11,038		11,442

Prepaid and deferred expenses	3,275		3,255

Total current assets	31,503		32,658

Property and equipment, net	4,635		4,462

Goodwill, net	6,506		6,768

Other assets	2,205		1,981

Total assets	$44,849		$45,869

Liabilities and Shareholders’ Equity:

Current liabilities:

Borrowings under lines of credit	$—		$49

Current portion of capital leases	406		406

Accounts payable	2,018		2,466

Accrued expenses	4,948		7,152

Deferred revenue	8,553		6,936

Total current liabilities	15,925		17,009

Capital lease obligation, less current portion	383		658

Minority interest	627		539

Shareholders’ equity:

Common stock	21,874		21,998

Preferred stock	—		—

Retained earnings	6,718		5,819

Accumulated other comprehensive loss	(678)		(154)

Total shareholders’ equity	27,914		27,663

Total liabilities and shareholders’ equity	$44,849		$45,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

in thousands except share and per share data	2001	2000	2001	2000

Revenue:

Software licenses	$6,016	$5,742	$12,207	$11,778

Software maintenance services	3,308	2,468	6,321	4,721

Professional services and other	4,916	2,871	9,553	5,321

Total revenue	14,240	11,081	28,081	21,820

Cost of revenue:

Software licenses	973	1,003	1,950	2,102

Services	4,316	2,768	8,384	5,322

Total cost of revenue	5,289	3,771	10,334	7,424

Gross profit	8,951	7,310	17,747	14,396

Operating expenses:

Sales and marketing	4,915	4,151	9,850	8,354

Research and development	1,697	1,474	3,395	2,920

General and administrative	1,166	1,018	2,483	2,044

Goodwill amortization	178	113	356	227

Total operating expenses	7,956	6,756	16,084	13,545

Operating income	995	554	1,663	851

Other income, net	11	130	130	215

Income before income taxes and minority interest	1,006	684	1,793	1,066

Provision for income taxes	301	204	536	318

Net income before minority interest	705	480	1,257	748

Minority interest in net income of subsidiary	27	1	88	28

Net income	$678	$479	$1,169	$720

Basic net income per common share	$0.11	$0.08	$0.19	$0.11

Weighted average common shares	6,059,904	6,260,951	6,074,274	6,273,763

Diluted net income per common share	$0.11	$0.08	$0.19	$0.11

Weighted average common and common equivalent shares	6,308,571	6,266,564	6,268,138	6,275,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

in thousands	2001	2000

	(Unaudited)
Cash flows from operating activities:

Net income	$1,169	$720

Adjustments to reconcile net income to net cash

provided by operating activities:

Depreciation and amortization	1,225	840

(Gain) loss on disposal of assets, net	43	(24)

Minority interest in net income of subsidiary	88	28

Changes in assets and liabilities:

Accounts receivable	(187)	(475)

Prepaid and deferred expenses	(168)	(72)

Other assets	(234)	(71)

Accounts payable	(169)	523

Accrued expenses	(1,952)	(563)

Deferred revenue	1,868	1,881

Net cash provided by operating activities	1,683	2,787

Cash flows from investing activities:

Proceeds from the sale of property and equipment	25	118

Purchases of property and equipment	(1,307)	(531)

Net cash used in investing activities	(1,282)	(413)

Cash flows from financing activities:

Net payments under line of credit agreements	(49)	(7)

Proceeds from the issuance of common stock	101	106

Repurchases of Company common stock	(495)	(529)

Payments on capital lease obligations	(228)	0

Net cash used in financing activities	(671)	(430)

Effect of exchange rate changes on cash	(501)	(147)

Net increase (decrease) in cash and cash equivalents	(771)	1,797

Cash and cash equivalents at beginning of period	17,961	17,741

Cash and cash equivalents at end of period	$17,190	$19,538

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$19	$3

Income taxes	$818	$440

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

      Operating results for the three and six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the full year.

(2)   - Comprehensive Income

      Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income was $709,000 and $333,000 for the three month periods ended June 30, 2001 and 2000, respectively, and $645,000 and $502,000 for the six month periods ended June 30, 2001 and 2000, respectively. The difference between net income, as reported in the accompanying condensed consolidated statements of income, and comprehensive income is the foreign currency translation adjustment for the respective periods.

(3)   - Earnings per Share

      The following table reconciles the weighted average number of shares in the basic net income per common share calculation to the number of shares in the diluted net income per common share calculation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Weighted average common shares used in basic

net income per common share	6,059,904	6,260,951	6,074,274	6,273,763

Effect of stock options	248,667	5,613	193,864	1,926

Weighted average common and common

equivalent shares used in diluted net income per

common share	6,308,571	6,266,564	6,268,138	6,275,689

      Options to purchase shares of the Company’s common stock for the three months ended June 30, 2001 and 2000 of 45,359 and 653,173, respectively, and for the six months ended June 30, 2001 and 2000 of 115,907 and 650,552, respectively, were outstanding but were not included in the computations of diluted earnings per share because the price of the options was greater than the average market price of the common stock for the period reported.

(4)   - Derivatives

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

      The Company uses forward exchange contracts to hedge specific foreign currency denominated receivables. These contracts, which are one year or less in length, require the Company to exchange foreign currencies for U.S. dollars at maturity at rates agreed to at inception of the contracts. The Company enters into transactions denominated in foreign currencies and includes the exchange gain or loss arising from such transactions in other income, net. As of June 30, 2001 and 2000, the Company had approximately $97,000 and $252,000, respectively, of foreign exchange forward contracts outstanding. Net unrealized and realized gains and losses associated with exchange rate fluctuations on forward contracts and the underlying foreign currency exposure being hedged were immaterial for all periods presented. Cash flows from forward contracts are classified with the related receivables.

(5)   - New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).

      SFAS 141 supersedes Accounting Principles Board Opinion No. 16, “Business Combinations”. The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (rather than being deferred and amortized).

      SFAS 142 supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets”, and primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. SFAS 142 also specifies that certain intangible assets that were previously identified as separate from goodwill (ie. assembled workforce) are not considered separately identifiable for purposes of this standard and should be included as part of goodwill and subject to the non-amortization provisions for SFAS 142.

      The provisions for SFAS 142 will be effective for the Company’s fiscal year beginning January 1, 2002. At adoption, an evaluation of goodwill and intangible assets will be required, and any impairment of goodwill or intangible assets at that time will be recognized as a cumulative effect of adoption. Total goodwill included in the Company’s Consolidated Financial Statements was $6.5 million at June 30, 2001 and $6.8 million at December 31, 2000. Pre-tax goodwill amortization expense was $178,000 during the three month period ended June 30, 2001 and $113,000 during the three month period ended June 30, 2000. Pre-tax goodwill amortization expense was $356,000 during the six month period ended June 30, 2001 and $227,000 during the six month period ended June 30, 2000. The Company is currently assessing the effect of the new standards related to the impairment testing of goodwill.

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

      The following table summarizes selected financial information of the Company’s operations by geographic location:

	Three Months Ended June 30,		Six Months Ended June 30,

In thousands	2001	2000	2001	2000

Revenue:

North America United States	$4,171	$2,855	$6,901	$5,636

Canada and Mexico	774	1,203	1,615	2,539

Europe

Germany	1,397	1,498	2,559	2,531

Other European countries	2,610	2,558	5,149	5,087

Asia/Pacific

Japan	4,396	2,302	10,306	4,963

Other Asian countries	892	665	1,551	1,064

Total revenue	$14,240	$11,081	$28,081	$21,820

      No customer accounted for greater than 10% of total revenue during the three month periods ended June 30, 2001 and 2000. The Company’s largest distributor, ISI-Dentsu, is located in Japan and accounted for approximately 9.9% and 12.4% of the Company’s total revenue for the three month periods ended June 30, 2001 and 2000, respectively. ISI-Dentsu accounted for approximately 12.7% and 16.4% of the Company’s total revenue for the six month periods ended June 30, 2001 and 2000, respectively. Total assets by geographic location have not changed significantly from December 31, 2000.

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

Results of Operations

      Revenue

	Three Months Ended June 30,			Six Months Ended June 30,

dollars in thousands	2001	2000	% Change	2001	2000	% Change

Software licenses	$6,016	$5,742	4.8%	$12,207	$11,778	3.6%

% of total revenue	42.3%	51.8%		43.5%	54.0%

Software maintenance services	$3,308	$2,468	34.0%	$6,321	$4,721	33.9%

% of total revenue	23.2%	22.3%		22.5%	21.6%

Professional services and other	$4,916	$2,871	71.2%	$9,553	$5,321	79.5%

% of total revenue	34.5%	25.9%		34.0%	24.4%

Total revenue	$14,240	$11,081	28.5%	$28,081	$21,820	28.7%

      The Company’s total revenue increased 28.5% and 28.7% during the three and six month periods ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The growth in revenue resulted from an increase in professional services and software maintenance services provided to the Company’s customers, as well as an increase in the sales of the Company’s software products. The increases in these components of revenue were partially offset by a decrease in the sales of third-party software products licensed through the Company’s European and Canadian subsidiaries.

      Revenue from international customers accounted for approximately 65.3% and 63.4% of the Company’s total revenue during the three months ended June 30, 2001 and 2000, respectively. International revenue accounted for approximately 69.7% and 62.5% of total revenue during the six months ended June 30, 2001 and 2000, respectively. The increase in international revenue as a percent of total revenue in 2001 was due primarily to increased professional services revenue generated in Japan as a result of the Company’s acquisition of ESTECH Corporation (“ESTECH”) in December 2000, and, to a lesser extent, increased sales of ADAMS software licenses in Japan and the rest of Asia. The increase in international revenue was partially offset by the recent strengthening of the U.S. dollar, which, relative to the European, Canadian and Japanese currencies, negatively impacted the Company’s second quarter revenue by approximately $1.2 million. Since most of the Company’s international operating expenses were incurred in foreign currencies, the net impact of exchange rate fluctuations on income from operations was considerably less than the impact on revenue. If the U.S. dollar continues to strengthen in 2001 relative to the European, Canadian and Japanese currencies, the Company’s international revenue will be negatively impacted, which could have a material adverse effect on the Company’s consolidated results of operations.

      Software licenses revenue consists primarily of license fees for the Company’s software products and, to a lesser extent, license fees for third party software products licensed through the Company’s European and Canadian subsidiaries. Software licenses revenue increased 4.8% and 3.6% during the three and six month periods ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. This growth in revenue resulted primarily from an increase in sales of the Company’s software products. Revenue from third party software products totaled approximately $1.1 million, or 7.7% of total revenue during the three month period ended June 30, 2001, as compared to $1.1 million, or 10.0% of total revenue during the corresponding period in 2000. Revenue from third party products totaled approximately $2.1 million, or 7.4% of total revenue during the six month period ended June 30, 2001, as compared to $2.4 million, or 10.9% of total revenue during the corresponding period in 2000.

      Software maintenance services revenue consists of revenue generated from maintenance and support agreements on the Company’s software products. Software maintenance services revenue increased 34.0% and 33.9% during the three and six month periods ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The increase reflects the continuing growth of the Company’s customer base, as well as the strong maintenance renewal rate the Company has historically experienced with respect to software maintenance agreements.

      Professional services and other revenue consists primarily of revenue from consulting, training and funded research and development projects. Professional services revenue increased 71.2% and 79.5% during the three and six month periods ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The increase in revenue was primarily due to consulting revenue generated in Japan as a result of the Company’s acquisition of ESTECH in December 2000.

      Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,

dollars in thousands	2001	2000	% Change	2001	2000	% Change

Cost of software licenses	$973	$1,003	(3.0%)	$1,950	$2,102	(7.2%)

Gross profit margin on software	83.8%	82.5%		84.0%	82.2%

licenses revenue

Cost of services	$4,316	$2,768	55.9%	$8,384	$5,322	57.5%

Gross profit margin on services	47.5%	48.2%		47.2%	47.0%

revenue

      Cost of software licenses includes software royalty fees, media costs, payroll and other costs attributable to software documentation and distribution, and an allocation of depreciation, utilities and other overhead expenses incurred by the Company. Cost of software licenses revenue decreased 3.0% and 7.2% during the three and six month periods ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decrease in cost of software licenses was due to lower royalties paid to third parties whose products were licensed through the Company’s Canadian and European subsidiaries, which is consistent with the decline in revenue from third-party software products noted above.

      Gross profit margin on software licenses revenue was 83.8% and 82.5% during the three month periods ended June 30, 2001 and 2000, respectively. Gross profit margin on software licenses revenue was 84.0% and 82.2% during the six month periods ended June 30, 2001 and 2000, respectively. The increase in gross profit margin was due to a decrease in revenue from third-party software products as a percent of total software licenses revenue. The gross profit margin realized from sales of third-party software products has historically been lower than the gross profit margin realized from sales of the Company’s software products.

      Cost of services includes payroll and overhead expenses attributable to hotline support, consulting, training and funded research and development. Cost of services revenue increased 55.9% and 57.5% during the three and six month periods ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The increase in cost of services was primarily due to the costs associated with professional services revenue generated by ESTECH in the first half of 2001. Gross profit margin on services revenue was 47.5% and 48.2% during the three month periods ended June 30, 2001 and 2000, respectively. Gross profit margin on services revenue was 47.2% and 47.0% during the six month periods ended June 30, 2001 and 2000, respectively.

      Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,

dollars in thousands	2001	2000	% Change	2001	2000	% Change

Sales and marketing	$4,915	$4,151	18.4%	$9,850	$8,354	17.9%

% of total revenue	34.5%	37.5%		35.1%	38.3%

Research and development	$1,697	$1,474	15.1%	$3,395	$2,920	16.3%

% of total revenue	11.9%	13.3%		12.1%	13.4%

General and administrative	$1,166	$1,018	14.5%	$2,483	$2,044	21.5%

% of total revenue	8.2%	9.2%		8.8%	9.4%

Goodwill amortization	$178	$113	57.5%	$356	$227	56.8%

% of total revenue	1.3%	1.0%		1.3%	1.0%

      Sales and marketing expenses include costs associated with the Company’s sales channels, such as personnel, commissions, sales office costs, travel, promotional events, sales order processing, including license administration and order fulfillment, and advertising and public relations programs. Sales and marketing expenses also include an allocation of overhead expenses incurred by the Company. The absolute dollar increase in sales and marketing expenses during the three and six month periods ended June 30, 2001, as compared to the corresponding periods in 2000, resulted from an increase in commissions paid on the higher level of revenue, as well as the Company’s continued expansion of its worldwide sales and marketing organization.

      Research and development expenses include all payroll costs attributable to research and development activities. Research and development expenses also include an allocation of overhead expenses incurred by the Company. Costs associated with funded research and development projects are included in cost of services. The increase in research and development expenses during the three and six month periods ended June 30, 2001, as compared to the corresponding periods in 2000, primarily resulted from an increase in costs to support the Company’s expanded development efforts. The Company intends to continue to invest significant resources in research and development in the future.

      General and administrative expenses include the cost of salaries, employee benefits and other payroll costs associated with the Company’s finance, accounting, human resources, information systems and executive management functions. General and administrative expenses also include an allocation of overhead expenses incurred by the Company. The absolute dollar increase in general and administrative expenses during the three and six month periods ended June 30, 2001, as compared to the corresponding periods in 2000, was primarily due to additional expenses incurred to support the Company’s worldwide growth.

      Goodwill amortization includes the amortization of purchase price in excess of net assets on the Company’s past acquisitions. Goodwill amortization increased 57.5% and 56.8% during the three and six month periods ended June

30, 2001, respectively, as compared to the corresponding periods in 2000. The increased goodwill amortization resulted from goodwill recorded in conjunction with the Company’s acquisition of ESTECH in December 2000. The Company amortizes goodwill over the periods estimated to be benefited from the acquisitions, after considering such factors as demand, competition, service lives of employees, and expected actions of competitors.

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions for SFAS 142 will be effective for the Company’s fiscal year beginning January 1, 2002. This statement is summarized in Note 5 of Notes to Consolidated Financial Statements. Management is currently assessing the impact of adoption of this standard.

      Other Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,

dollars in thousands	2001	2000	% Change	2001	2000	% Change

Other income, net	$11	$130	(91.5%)	$130	$215	(39.5%)

% of total revenue	0.1%	1.2%		0.5%	1.0%

      Other income, net consists of net interest income (expense), foreign currency transaction gain (loss) and gain (loss) on the disposal of property and equipment. The decrease in other income, net during the three month period ended June 30, 2001, as compared to the corresponding period in 2000, primarily resulted from a decrease in interest earned given the Company’s lower cash and cash equivalents balance and losses incurred on the disposal of property and equipment. The decrease in other income, net during the six month period ended June 30, 2001, as compared to the corresponding period in 2000, primarily resulted from a decrease in interest earned given the Company’s lower cash and cash equivalents balance and losses incurred on the disposal of property and equipment, partially offset by a decrease in foreign currency transaction losses incurred by the Company in 2001. From time to time, the Company may enter into forward exchange contracts to hedge exposures related to significant foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency.

      Provision for Income Taxes

      The Company’s effective income tax rate was 29.9% and 29.8% for the first six months of 2001 and 2000, respectively. The difference between the Company’s effective rate and the 34.0% statutory federal rate during each period resulted primarily from tax-exempt interest income earned by the Company as well as tax benefits gained from the Company’s foreign sales corporation.

      Minority Interest in Net Income of Subsidiary

      The Company owns a 66% interest in its Japanese subsidiary, Mechanical Dynamics Japan K.K. (“MDI-Japan”), through a joint venture agreement with ISI-Dentsu of Tokyo, Japan, the largest distributor of the Company’s software in Japan. Minority interest in net income of subsidiary of $88,000 and $28,000 for the six month periods ended June 30, 2001 and 2000, respectively, represents ISI-Dentsu’s 34% interest in the net income of MDI-Japan.

      Employees

      The number of the Company’s worldwide employees increased 23.0% to 353 at June 30, 2001, compared with 287 at June 30, 2000. Reflected in this increase are 41 new employees who joined the Company as a result of the Company’s acquisition of ESTECH in December 2000. On a sequential basis, the Company’s workforce grew by 8 employees during the quarter, from 345 employees at March 31, 2001.

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

Liquidity and Capital Resources

      Cash and cash equivalents decreased $771,000 during the first six months of 2001 to $17.2 million at June 30, 2001, compared with $18.0 million at December 31, 2000. Through June 30, 2001, cash and cash equivalents decreased primarily as a result of $2.1 million in cash used to pay down year-end accounts payable and accrued expenses, $1.3 million in cash used for purchases of equipment (net of proceeds from disposals), and $495,000 in cash used to repurchase 62,400 shares of the Company’s common stock. These decreases were primarily offset by cash generated from the earnings of the Company during the first half of 2001.

      At June 30, 2001, the Company’s principal commitments consisted of obligations under capital and operating leases for facilities and equipment. The Company had $789,000 in capital lease obligations outstanding as of June 30, 2001, of which $383,000 was long-term. The Company had no other borrowings under long-term debt arrangements at June 30, 2001.

      The Company has an agreement with its principal bank for a $4.0 million line of credit facility. No borrowings were outstanding under this agreement as of June 30, 2001. The Company’s subsidiaries in Germany, Italy, Sweden and France also have line of credit and overdraft facilities that provide for aggregate borrowing availability of approximately $400,000. No borrowings were outstanding under these facilities as of June 30, 2001.

      Long-term cash requirements, other than for normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, financing growth, repurchases of the Company’s common stock and the possible acquisition of software products, technologies and businesses complementary to the Company’s business. The Company believes that cash flows from operations, together with existing cash balances, and available borrowings will be adequate to meet the Company’s cash requirements for working capital, capital expenditures, and stock repurchases for the next twelve months and the foreseeable future. The Company has not paid dividends during the period from 1996 through the second quarter of 2001 and intends to continue its policy of retaining earnings to finance future growth.

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

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders of the Company was held on May 10, 2001. At the Annual Meeting, the shareholders of the Company (1) elected David E. Cole as Director of the Company to hold office until the Annual Meeting of Shareholders to be held in 2004; and (2) ratified and approved the Board of Directors’ selection of Arthur Andersen LLP as the independent auditors of the Company for the current fiscal year ending December 31, 2001. The votes were as follows:

	For	Withheld	Abstained
		or Against

(1) Election of Director:

David E. Cole	4,296,845	0	8,349

(2) Approval of Arthur Andersen LLP:	4,302,994	200	2,000

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None. For our documents incorporated by reference, references are to File No. 0-20679.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the three months ended June 30, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2001		MECHANICAL DYNAMICS, INC. (Registrant)

	By:	/s/ Michael E. Korybalski Michael E. Korybalski Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David Peralta David Peralta Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)