Form 10-Q
period 2001-09-30
MECHANICAL DYNAMICS INC \MI\
filed 2001-11-13
CIK 1011451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended: September 30, 2001

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

     Yes               No

     The number of outstanding shares of the Registrant’s common stock, as of November 9, 2001, was 6,097,124.

MECHANICAL DYNAMICS, INC.

FORM 10-Q

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets September 30, 2001 and December 31, 2000.	3

	Condensed Consolidated Statements of Income Three and Nine Months Ended September 30, 2001 and 2000	4

	Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2001 and 2000.	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES		15

INDEX TO EXHIBITS		16

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
in thousands	2001	2000

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$17,850	$17,961
Accounts receivable, net	11,670	11,442
Prepaid and deferred expenses	3,136	3,255

Total current assets	32,656	32,658

Property and equipment, net	4,808	4,462
Goodwill, net	6,327	6,768
Other assets	2,239	1,981

Total assets	$46,030	$45,869

Liabilities and Shareholders’ Equity:
Current liabilities:
Borrowings under lines of credit	$—	$49
Current portion of capital leases	432	406
Accounts payable	2,163	2,466
Accrued expenses	5,102	7,152
Deferred revenue	7,898	6,936

Total current liabilities	15,595	17,009

Capital lease obligation, less current portion	525	658
Minority interest	679	539
Shareholders’ equity:
Common stock	22,090	21,998
Preferred stock	—	—
Retained earnings	7,533	5,819
Accumulated other comprehensive income	(392)	(154)

Total shareholders’ equity	29,231	27,663

Total liabilities and shareholders’ equity	$46,030	$45,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

in thousands except share and per share data	2001	2000	2001	2000

Revenue:
Software licenses	$5,993	$5,463	$18,200	$17,241
Software maintenance services	3,606	3,147	9,927	7,868
Professional services and other	4,837	2,971	14,390	8,292

Total revenue	14,436	11,581	42,517	33,401

Cost of revenue:
Software licenses	938	940	2,888	3,042
Services	4,195	2,808	12,579	8,130

Total cost of revenue	5,133	3,748	15,467	11,172

Gross profit	9,303	7,833	27,050	22,229

Operating expenses:
Sales and marketing	5,099	4,344	14,949	12,698
Research and development	1,749	1,528	5,144	4,448
General and administrative	1,178	1,038	3,661	3,082
Goodwill amortization	178	113	534	340

Total operating expenses	8,204	7,023	24,288	20,568

Operating income	1,099	810	2,762	1,661
Other income, net	139	181	269	396

Income before income taxes and minority interest	1,238	991	3,031	2,057
Provision for income taxes	371	297	907	615

Net income before minority interest	867	694	2,124	1,442
Minority interest in net income of subsidiary	52	26	140	54

Net income	$815	$668	$1,984	$1,388

Basic net income per common share	$0.13	$0.11	$0.33	$0.22

Weighted average common shares	6,082,270	6,208,463	6,076,939	6,251,996

Diluted net income per common share	$0.13	$0.11	$0.31	$0.22

Weighted average common and common equivalent shares	6,380,734	6,210,668	6,307,452	6,254,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

in thousands	2001	2000

Cash flows from operating activities:
Net income	$1,984	$1,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,878	1,264
(Gain) loss on disposal of assets, net	53	(22)
Minority interest in net income of subsidiary	140	54
Changes in assets and liabilities:
Accounts receivable	(516)	(93)
Prepaid and deferred expenses	55	51
Other assets	(262)	(97)
Accounts payable	(157)	551
Accrued expenses	(1,833)	3
Deferred revenue	1,265	1,287

Net cash provided by operating activities	2,607	4,386

Cash flows from investing activities:
Proceeds from the sale of property and equipment	29	124
Purchases of property and equipment	(1,942)	(729)

Net cash used in investing activities	(1,913)	(605)

Cash flows from financing activities:
Net borrowings (payments) under line of credit agreements	(49)	36
Proceeds from the issuance of common stock	317	155
Repurchases of Company common stock	(495)	(770)
Payments on capital lease obligations	(361)	0

Net cash used in financing activities	(588)	(579)

Effect of exchange rate changes on cash	(217)	(323)

Net increase (decrease) in cash and cash equivalents	(111)	2,879
Cash and cash equivalents at beginning of period	17,961	17,741

Cash and cash equivalents at end of period	$17,850	$20,620

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$34	$5
Income taxes	$1,639	$913

The accompanying notes are an integral part of these condensed consolidated financial statements.

MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) – Basis of Presentation

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

     Operating results for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the full year.

(2) – Comprehensive Income

     Comprehensive income is the total of net income and all other non-owner changes in equity. Comprehensive income was $1,101,000 and $493,000 for the three month periods ended September 30, 2001 and 2000, respectively, and $1,746,000 and $995,000 for the nine month periods ended September 30, 2001 and 2000, respectively. The difference between net income, as reported in the accompanying condensed consolidated statements of income, and comprehensive income is the foreign currency translation adjustment for the respective periods.

(3) – Earnings per Share

     The following table reconciles the weighted average number of shares in the basic net income per common share calculation to the number of shares in the diluted net income per common share calculation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Weighted average common shares used in basic net income per common share	6,082,270	6,208,463	6,076,939	6,251,996
Effect of stock options	298,464	2,205	230,513	2,050

Weighted average common and common equivalent shares used in diluted net income per common share	6,380,734	6,210,668	6,307,452	6,254,046

     Options to purchase shares of the Company’s common stock for the three months ended September 30, 2001 and 2000 of 52,222 and 657,408, respectively, and for the nine months ended September 30, 2001 and 2000 of 116,296 and 652,964, respectively, were outstanding but were not included in the computations of diluted earnings per share because the price of the options was greater than the average market price of the common stock for the period reported.

(4) – Derivatives

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

     The Company uses forward exchange contracts to hedge specific foreign currency denominated receivables. These contracts, which are one year or less in length, require the Company to exchange foreign currencies for U.S. dollars at maturity at rates agreed to at inception of the contracts. The Company enters into transactions denominated in foreign currencies and includes the exchange gain or loss arising from such transactions in other income, net. As of September 30, 2001 and 2000, the Company had approximately $179,000 and $617,000, respectively, of foreign exchange forward contracts outstanding. Net unrealized and realized gains and losses associated with exchange rate fluctuations on forward contracts and the underlying foreign currency exposure being hedged were immaterial for all periods presented. Cash flows from forward contracts are classified with the related receivables.

(5) – New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

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

     SFAS 142 supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets”, and primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. SFAS 142 also specifies that certain intangible assets that were previously identified as separate from goodwill (ie. assembled workforce) are not considered separately identifiable for purposes of this standard and should be included as part of goodwill and subject to the non-amortization provisions for SFAS 142. The provisions for SFAS 142 will be effective for the Company’s fiscal year beginning January 1, 2002. At adoption, an evaluation of goodwill and intangible assets will be required, and any impairment of goodwill or intangible assets at that time will be recognized as a cumulative effect of adoption. Management expects that the adoption of SFAS 142 will not result in a material adjustment to the Company’s consolidated results.

     SFAS 143 clarifies the rules on retirements of tangible long-lived assets and methodologies to be used to record and accrue retirement and closure costs. SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. Management expects that the adoption of SFAS 143 and SFAS 144 will not have a material impact on the Company’s consolidated financial position or results of operations.

(6) Geographic Operations and Segment Information

     The Company operates in one segment – the development, marketing and support of software products and services for the mechanical segment of the computer-aided engineering industry. The Company licenses products to customers on a worldwide basis. Revenue is attributed to the country in which the sale originates. Sales and marketing operations outside the United States are conducted principally through the Company’s foreign subsidiaries and international distributors. Intercompany sales and transfers between geographic areas are accounted for at prices that are designed to be representative of third party transactions.

     The following table summarizes selected financial information of the Company’s operations by geographic location:

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

In thousands	2001	2000	2001	2000

Revenue:
North America
United States	$3,213	$3,150	$10,114	$8,786
Canada and Mexico	1,128	926	2,743	3,465
Europe
Germany	1,435	1,106	3,994	3,637
Other European countries	2,590	2,555	7,739	7,642
Asia/Pacific
Japan	5,127	3,028	15,433	7,991
Other Asian countries	943	816	2,494	1,880

Total revenue	$14,436	$11,581	$42,517	$33,401

     No customer accounted for greater than 10% of total revenue during the three and nine month periods ended September 30, 2001 and 2000. The Company’s largest distributor, ISI-Dentsu, is located in Japan and accounted for approximately 12.0% and 18.9% of the Company’s total revenue for the three month periods ended September 30, 2001 and 2000, respectively. ISI-Dentsu accounted for approximately 12.4% and 17.3% of the Company’s total revenue for the nine month periods ended September 30, 2001 and 2000, respectively. Total assets by geographic location have not changed significantly from December 31, 2000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion provides an analysis of the Company’s financial condition and results of operations, and should be read in conjunction with the Company’s condensed consolidated financial statements and the notes included in Item 1 of this Form 10-Q.

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

Results of Operations

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,

dollars in thousands	2001	2000	% Change	2001	2000	% Change

Software licenses	$5,993	$5,463	9.7%	$18,200	$17,241	5.6%
% of total revenue	41.5%	47.2%		42.8%	51.6%
Software maintenance services	$3,606	$3,147	14.6%	$9,927	$7,868	26.2%
% of total revenue	25.0%	27.2%		23.4%	23.6%
Professional services and other	$4,837	$2,971	62.8%	$14,390	$8,292	73.5%
% of total revenue	33.5%	25.6%		33.8%	24.8%

Total revenue	$14,436	$11,581	24.7%	$42,517	$33,401	27.3%

     The Company’s total revenue increased 24.7% and 27.3% during the three and nine month periods ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The growth in revenue resulted primarily from an increase in professional services and software maintenance services provided to the Company’s customers, as well as an increase in the sales of the Company’s software products.

     Revenue from international customers accounted for approximately 69.9% and 64.8% of the Company’s total revenue during the three months ended September 30, 2001 and 2000, respectively. International revenue accounted for approximately 69.8% and 63.3% of total revenue during the nine months ended September 30, 2001 and 2000, respectively. The increase in international revenue as a percent of total revenue in 2001 was due primarily to increased professional services revenue generated in Japan as a result of the Company’s acquisition of ESTECH Corporation (“ESTECH”) in December 2000, and, to a lesser extent, increased sales of ADAMS software licenses in Japan and the rest of Asia. The increase in international revenue in 2001 was partially offset by the strengthening of the U.S. dollar, which, relative to the European, Canadian and Japanese currencies, negatively impacted the Company’s third quarter revenue by approximately $860,000. Since most of the Company’s international operating expenses were incurred in foreign currencies, the net impact of exchange rate fluctuations on income from operations was considerably less than the impact on revenue. If the U.S. dollar strengthens further in 2001 and 2002 relative to the European, Canadian and Japanese currencies, the Company’s international revenue will be negatively impacted, which could have a material adverse effect on the Company’s consolidated results of operations.

     Software licenses revenue consists primarily of license fees for the Company’s software products and, to a lesser extent, license fees for third party software products licensed through the Company’s European and Canadian subsidiaries. Software licenses revenue increased 9.7% and 5.6% during the three and nine month periods ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. This growth in revenue resulted primarily from an increase in sales of the Company’s software products. Revenue from third party software products totaled approximately $1.1 million, or 7.6% of total revenue during the three month period ended September 30, 2001, as compared to $1.1 million, or 9.2% of total revenue during the corresponding period in 2000. Revenue from third party products totaled approximately $3.2 million, or 7.4% of total revenue during the nine month period ended September 30, 2001, as compared to $3.5 million, or 10.3% of total revenue during the corresponding period in 2000.

     Software maintenance services revenue consists of revenue generated from maintenance and support agreements on the Company’s software products. Software maintenance services revenue increased 14.6% and 26.2% during the three and nine month periods ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The increase reflects the continuing growth of the Company’s customer base, as well as the strong maintenance renewal rate the Company has historically experienced with respect to software maintenance agreements. In addition, during the third quarter of 2001, the Company’s maintenance services revenue benefited from a price increase implemented on July 1, 2001, whereby fees for the Company’s maintenance services increased from 18% to 20% of paid-up license fees.

     Professional services and other revenue consists primarily of revenue from consulting, training and funded research and development projects. Professional services revenue increased 62.8% and 73.5% during the three and nine month periods ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The increase in revenue was primarily due to consulting revenue generated in Japan as a result of the Company’s acquisition of ESTECH in December 2000.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,

dollars in thousands	2001	2000	% Change	2001	2000	% Change

Cost of software licenses	$938	$940	(0.2%)	$2,888	$3,042	(5.1%)
Gross profit margin on software licenses revenue	84.3%	82.8%		84.1%	82.4%
Cost of services	$4,195	$2,808	49.4%	$12,579	$8,130	54.7%
Gross profit margin on services revenue	50.3%	54.1%		48.3%	49.7%

     Cost of software licenses includes software royalty fees, media costs, payroll and other costs attributable to software documentation and distribution, and an allocation of depreciation, utilities and other overhead expenses incurred by the Company. Cost of software licenses revenue decreased 0.2% and 5.1% during the three and nine month periods ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The decrease in cost of software licenses was due to lower royalties paid to third parties whose products were licensed through the Company’s Canadian and European subsidiaries, which is consistent with the decline in revenue from third-party software products in the first nine months of 2001.

     Gross profit margin on software licenses revenue was 84.3% and 82.8% during the three month periods ended September 30, 2001 and 2000, respectively. Gross profit margin on software licenses revenue was 84.1% and 82.4% during the nine month periods ended September 30, 2001 and 2000, respectively. The increase in gross profit margin was due to an increase in revenue from the Company’s software products as a percent of total software licenses revenue. The gross profit margin realized from sales of the Company’s software products has historically been higher than the gross profit margin realized from sales of third-party software products.

     Cost of services includes payroll and overhead expenses attributable to hotline support, consulting, training and funded research and development. Cost of services revenue increased 49.4% and 54.7% during the three and nine month periods ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The increase in cost of services was primarily due to the costs associated with professional services revenue generated by ESTECH in 2001. Gross profit margin on services revenue was 50.3% and 54.1% during the three month periods ended September 30, 2001 and 2000, respectively. Gross profit margin on services revenue was 48.3% and 49.7% during the nine month periods ended September 30, 2001 and 2000, respectively. The decrease in gross profit margin was due to an increase in professional services revenue as a percent of total service revenue. The gross profit margin realized from sales of the Company’s professional services has historically been lower than the gross profit margin realized from sales of software maintenance services.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,

dollars in thousands	2001	2000	% Change	2001	2000	% Change

Sales and marketing	$5,099	$4,344	17.4%	$14,949	$12,698	17.7%
% of total revenue	35.3%	37.5%		35.2%	38.0%
Research and development	$1,749	$1,528	14.5%	$5,144	$4,448	15.6%
% of total revenue	12.1%	13.2%		12.1%	13.3%
General and administrative	$1,178	$1,038	13.5%	$3,661	$3,082	18.8%
% of total revenue	8.2%	9.0%		8.6%	9.2%
Goodwill amortization	$178	$113	57.5%	$534	$340	57.1%
% of total revenue	1.2%	1.0%		1.3%	1.0%

     Sales and marketing expenses include costs associated with the Company’s sales channels, such as personnel, commissions, sales office costs, travel, promotional events, sales order processing, including license administration and order fulfillment, and advertising and public relations programs. Sales and marketing expenses also include an allocation of overhead expenses incurred by the Company. The absolute dollar increase in sales and marketing expenses during the three and nine month periods ended September 30, 2001, as compared to the corresponding periods in 2000, resulted from an increase in commissions paid on the higher level of revenue, as well as the Company’s continued expansion of its worldwide sales and marketing organization.

     Research and development expenses include all payroll costs attributable to research and development activities. Research and development expenses also include an allocation of overhead expenses incurred by the Company. Costs associated with funded research and development projects are included in cost of services. The increase in research and development expenses during the three and nine month periods ended September 30, 2001, as compared to the corresponding periods in 2000, primarily resulted from an increase in costs to support the Company’s expanded development efforts. The Company intends to continue to invest significant resources in research and development in the future.

     General and administrative expenses include the cost of salaries, employee benefits and other payroll costs associated with the Company’s finance, accounting, human resources, information systems and executive management functions. General and administrative expenses also include an allocation of overhead expenses incurred by the Company. The absolute dollar increase in general and administrative expenses during the three and nine month periods ended September 30, 2001, as compared to the corresponding periods in 2000, was primarily due to additional expenses incurred to support the Company’s worldwide growth.

     Goodwill amortization includes the amortization of purchase price in excess of net assets on the Company’s past acquisitions. Goodwill amortization increased 57.5% and 57.1% during the three and nine month periods ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. The increased goodwill amortization resulted from goodwill recorded in conjunction with the Company’s acquisition of ESTECH in December 2000. The Company amortizes goodwill over the periods estimated to be benefited from the acquisitions, after considering such factors as demand, competition, service lives of employees, and expected actions of competitors.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions for SFAS 142 will be effective for the Company’s fiscal year beginning January 1, 2002. This statement is summarized in Note 5 of Notes to Condensed Consolidated Financial Statements. Management expects that the adoption of SFAS 142 will not result in a material adjustment to the Company’s consolidated results.

Other Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,

dollars in thousands	2001	2000	% Change	2001	2000	% Change

Other income, net	$139	$181	(23.2%)	$269	$396	(32.1%)
% of total revenue	1.0%	1.6%		0.6%	1.2%

     Other income, net consists of net interest income (expense), foreign currency transaction gain (loss) and gain (loss) on the disposal of property and equipment. The decrease in other income, net during the three and nine month periods ended September 30, 2001, as compared to the corresponding periods in 2000, primarily resulted from a decrease in interest earned given lower interest rates and the Company’s lower cash and cash equivalents balance, partially offset by a decrease in foreign currency transaction losses incurred by the Company in 2001. From time to time, the Company may enter into forward exchange contracts to hedge exposures related to significant foreign currency transactions. The Company does not use any other types of derivatives to hedge such exposures nor does it speculate in foreign currency.

Provision for Income Taxes

     The Company’s effective income tax rate was 29.9% and 29.9% for the first nine months of 2001 and 2000, respectively. The difference between the Company’s effective rate and the 34.0% statutory federal rate during each period resulted primarily from tax-exempt interest income earned by the Company as well as tax benefits gained from the Company’s foreign sales corporation.

Minority Interest in Net Income of Subsidiary

     The Company owns a 66% interest in its Japanese subsidiary, Mechanical Dynamics Japan K.K. (“MDI-Japan”), through a joint venture agreement with ISI-Dentsu of Tokyo, Japan, the largest distributor of the Company’s software in Japan. Minority interest in net income of subsidiary of $140,000 and $54,000 for the nine month periods ended September 30, 2001 and 2000, respectively, represents ISI-Dentsu’s 34% interest in the net income of MDI-Japan.

Employees

     The number of the Company’s worldwide employees increased 25.5% to 354 at September 30, 2001, compared with 282 at September 30, 2000. Reflected in this increase are 42 new employees who joined the Company as a result of the Company’s acquisition of ESTECH in December 2000. On a sequential basis, the Company’s workforce grew by 1 employee during the quarter, from 353 employees at June 30, 2001.

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

Liquidity and Capital Resources

     Cash and cash equivalents decreased $111,000 during the first nine months of 2001 to $17.9 million at September 30, 2001, compared with $18.0 million at December 31, 2000. Through September 30, 2001, cash and cash equivalents decreased primarily as a result of $2.0 million in cash used to pay down year-end accounts payable and accrued expenses, $1.9 million in cash used for purchases of equipment (net of proceeds from disposals), and $495,000 in cash used to repurchase 62,400 shares of the Company’s common stock. These decreases were primarily offset by cash generated from the earnings of the Company during the first three quarters of 2001.

     At September 30, 2001, the Company’s principal commitments consisted of obligations under capital and operating leases for facilities and equipment. The Company had $957,000 in capital lease obligations outstanding as of September 30, 2001, of which $525,000 was long-term. The Company had no other borrowings under long-term debt arrangements at September 30, 2001.

     The Company has an agreement with its principal bank for a $6.0 million line of credit facility. No borrowings were outstanding under this agreement as of September 30, 2001. The Company’s subsidiaries in Germany, Italy, Sweden and France also have line of credit and overdraft facilities that provide for aggregate borrowing availability of approximately $400,000. No borrowings were outstanding under these facilities as of September 30, 2001.

     Long-term cash requirements, other than for normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, financing growth, repurchases of the Company’s common stock and the possible acquisition of software products, technologies and businesses complementary to the Company’s business. The Company believes that cash flows from operations, together with existing cash balances, and available borrowings will be adequate to meet the Company’s cash requirements for working capital, capital expenditures, and stock repurchases for the next twelve months and the foreseeable future. The Company has not paid dividends during the period from 1996 through the third quarter of 2001 and intends to continue its policy of retaining earnings to finance future growth.

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

PART II — OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Number	Exhibit

(4.2)	Line of Credit Document between the Company and KeyBank National Association dated July 6, 2001

           For our documents incorporated by reference, references are to File No. 0-20679.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the three months ended September 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2001	MECHANICAL DYNAMICS, INC.
(Registrant)

By:	/s/ Michael E. Korybalski

Michael E. Korybalski
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David Peralta

David Peralta
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Exhibit Title

(4.2)	Line of Credit Document between the Company and KeyBank National Association dated July 6, 2001

For our documents incorporated by reference, references are to File No. 0-20679.