Form 10-K405
period 2001-12-31
MECHANICAL DYNAMICS INC \MI\
filed 2002-03-11
CIK 1011451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2001, OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of March 5, 2002, computed by reference to The Nasdaq Stock Market closing price on such date, was approximately $60,068,000.

     The number of outstanding shares of the Registrant’s common stock, as of March 5, 2002, was 6,185,587.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

MECHANICAL DYNAMICS, INC.

FORM 10-K

PART I

Item 1. Business

General

     Since Mechanical Dynamics, Inc. (“MDI” or the “Company”) was incorporated in Michigan in 1977, the Company has developed, marketed and supported virtual prototyping solutions. The Company’s ADAMS mechanical system simulation software allows engineering teams to create virtual prototypes of their complex mechanical system designs on the computer. By realistically simulating the full-motion behavior of their designs, they can explore multiple design variations, testing and refining until optimizing system performance. In doing so, they reduce the need for costly, time-consuming physical prototype testing, while significantly improving product quality.

     ADAMS makes the idea of concurrent engineering real. It enables those involved at each step of the product development process — from initial concept through design and testing — to interact with the virtual prototype, to see the whole system in motion and provide input even from the earliest stages. This not only shortens the development cycle and increases product quality, but also improves the product development process itself.

     In recent years, the Company has made strategic business acquisitions to expand its ability to develop and market new products to customers. In 1994, the Company acquired five European entities that previously had distributed the Company’s products in Europe and are now wholly-owned subsidiaries: Mechanical Dynamics GmbH, a German corporation; Mechanical Dynamics Sarl, a French corporation; Mechanical Dynamics International Ltd., a United Kingdom corporation; Mechanical Dynamics Sweden AB, a Swedish corporation; and Mechanical Dynamics Italy srl, an Italian corporation.

     In 1997, the Company established a Japanese subsidiary, Mechanical Dynamics Japan K.K., through a joint venture agreement with Information Services International-Dentsu, Ltd. (“ISI-Dentsu”) of Tokyo, Japan, the distributor of the Company’s software in Japan. In 1997, the Company also acquired StatDesign, Inc., an engineering software and services firm based in Dearborn, Michigan.

     In January 1998, the Company acquired 100% of the outstanding capital stock of DTI Asia Pte. Ltd. (“DTI”), a provider of mechanical design simulation software embedded in the AutoCAD and Mechanical Desktop product lines from Autodesk, Inc. In August 1998, the Company established a Canadian subsidiary, Mechanical Dynamics Ltd. (“MDI-Canada”). Immediately following its formation, MDI-Canada acquired the Design Analysis Group and certain other assets of H.G.E. Inc. (“HGE”), an engineering software and services firm focusing on the aerospace industry based in Toronto, Ontario, Canada. In November 1998, the Company formed a strategic partnership with the University of Iowa in which component-level durability sensitivity analysis technology developed by the University would be integrated with the Company’s ADAMS virtual prototyping software to provide system-level durability design sensitivity analysis capabilities.

     In December 2000, the Company acquired ESTECH Corporation (“ESTECH”), a computer-aided engineering service provider based in Yokohama, Japan, from Nissan Motor of Japan and Structural Dynamics Research Corporation. The aggregate purchase price approximated $8.8 million and was paid entirely in cash. See Note 2 of Notes to Consolidated Financial Statements.

     ADAMS® and the Company’s logo are registered trademarks of the Company. ADAMS Full Simulation Package, ADAMS/Aircraft, ADAMS/Animation, ADAMS/AutoFlex, ADAMS/Car, ADAMS/Chassis, ADAMS/Controls, ADAMS/Driveline, ADAMS/Driver, ADAMS/Durability, ADAMS/EDM, ADAMS/Engine, ADAMS/Exchange, ADAMS/Flex, ADAMS/Hydraulics, ADAMS/Insight, ADAMS/Linear, ADAMS/PostProcessor, ADAMS/Pre, ADAMS/Rail, ADAMS/Solver, ADAMS/Tire, ADAMS/View, ADAMS/Vibration, CAT/ADAMS, Dynamic Designer, MECHANISM/Pro and SD/ADAMS are trademarks of the Company. All rights reserved. All other trade names and trademarks appearing in this Form 10-K are the property of their respective holders.

Products

     MDI develops, markets and supports virtual prototyping software capable of simulating the many varied and complex component interactions and operating environments that companies face when designing their products. The Company’s primary software line is the ADAMS Professional Series. The principal product in this line, the ADAMS Full Simulation Package, is comprised of ADAMS/Solver and ADAMS/View, and can be used as a self-contained software package or with additional modules developed by the Company as well as with third-party software. In addition, certain original equipment manufacturers (“OEMs”) license the Company’s motion simulation software in order to embed the Company’s software in the OEM’s design software packages. The U.S. list price for the ADAMS Full Simulation Package is approximately $27,000 per license depending upon configuration. The U.S. list prices for the Company’s additional software products typically range from $3,000 to $32,000. In the future, the Company intends to offer additional products as part of its ADAMS software product line. Since the Company’s sales are concentrated in the ADAMS Professional Series product line, a decline in the demand for ADAMS software and services would have a material adverse effect on the Company’s business, financial condition and results of operations.

     ADAMS software is available on a number of platforms, including Intel Pentium-based PCs running the Microsoft Windows NT or 2000 operating systems and UNIX-based workstations and servers from Silicon Graphics, Hewlett-Packard, Sun Microsystems, and IBM.

Professional Series

   Full Simulation Package

     •     ADAMS/Solver is the underlying solution “engine.” ADAMS/Solver automatically formulates and solves the equations of motion to provide complete kinematic, static and dynamics analysis of mechanical systems.

     •     ADAMS/View is an interactive graphical environment for the full ADAMS product line. ADAMS/View combines simple iconic, point-and-click operation with advanced model-building, simulation, animation and xy plotting capabilities.

     Industry-specific software

     •     ADAMS/Car and ADAMS/Pre are special versions of ADAMS designed specifically for advanced simulation of full vehicles and chassis subsystems. Embedded within the software are the specialized design and analytical expertise of automotive industry leaders. A custom menu-driven user interface highlights capabilities familiar to vehicle designers so customers can use these products with little formal training.

     •     ADAMS/Driver allows the user to add the element of human driver response to vehicle simulations. ADAMS/Driver can simulate the actions and reactions of a vehicle’s operator under a variety of driving conditions.

     •     ADAMS/Driveline provides engineers and analysts with specialized tools for modeling and simulating driveline components and studying the dynamic behavior of the entire driveline during different input conditions. ADAMS/Driveline can also be used to explore interactions between driveline and chassis components, such as suspensions, steering systems, brakes and the vehicle body.

     •     ADAMS/Engine is a specialized software environment which enables an engineering team to predict, refine, and optimize the high-frequency performance of powertrain components and subsystems as part of an overall vehicle design. Users can also combine their designs of individual powertrain components and subsystems into a complete engine simulation, allowing them to solve problems of structural load, life, durability, vibration, and performance within defined cost, weight, and packaging constraints.

     •     ADAMS/Aircraft was developed by the Company in collaboration with a major aircraft manufacturer. ADAMS/Aircraft is a special version of ADAMS designed specifically for simulation of complete aircraft and provides a specialized, scalable environment for this purpose. A custom menu-driven user interface highlights capabilities familiar to aircraft designers so they can use ADAMS/Aircraft with little formal training. Currently, the environment provides for the modeling of landing gear to study aircraft takeoff, landing, and ground maneuvers.

     •     ADAMS/Rail was developed by the Company in collaboration with Dutch Rail and provides virtual prototyping capabilities tailored to the needs of the worldwide railcar manufacturing industry. The software combines specialized railcar design and analytical know-how with custom menus and functions developed specifically for railcar engineers.

     •     ADAMS/Tire is a comprehensive set of tools for simulating the complex force interactions between rubber tires and driving surfaces. This can be important input for understanding vehicle behavior under a variety of conditions.

   Visualization and Other Options

     •     ADAMS/Insight provides experimental design methods for improved understanding and refinement of complex mechanical system designs. It enables web-based collaboration through allowing experiment results to be posted and shared among engineering groups.

     •     ADAMS/PostProcessor is a high-performance tool for visualizing ADAMS simulation results. Used as a standalone environment or integrated with ADAMS/View, ADAMS/PostProcessor simplifies and speeds the steps required to view, study, and understand ADAMS simulation results.

Extension Products

   Extension Products are those that enable ADAMS to be used by more members of the product development team, to gain a broader understanding of the performance of their mechanical systems.

     •     ADAMS/Controls enables the integration of non-linear ADAMS mechanical models with controllers developed in leading control system design packages such as MATLAB and EASY5. The product allows users to test how control systems will affect their mechanical system, and visualize the effects of both controls and mechanics in an integrated virtual system test environment.

     •     ADAMS/Flex enables the automatic exchange of data between ADAMS and finite element analysis (“FEA”) software, including ANSYS, ABAQUS, and MSC/NASTRAN. This two-way interface provides for accurate loading conditions for FEA and a more complete understanding of flexible effects on mechanical system performance.

     •     ADAMS/AutoFlex enables the automatic creation of simple flexible components within the ADAMS environment, thereby removing the step of importing data from FEA software and speeding up the iterative design process.

     •     ADAMS/Hydraulics enables the simulation of complex mechanical systems that are powered by hydraulic elements. Static, linear, transient, and dynamic analyses are all supported for combined mechanical and hydraulic models.

     •     ADAMS/Linear enables the linearization of the inherently non-linear equations of motion that are typically formulated by ADAMS. Having such data in linear form can significantly enhance the ability to study the stability and vibratory behavior of mechanical system models. ADAMS/Linear can also provide an easy link to popular control system design packages such as MATLAB.

     •     ADAMS/Vibration enables simulations in the frequency domain versus the time domain. This is useful when studying the relatively small vibratory behavior of moving mechanical systems. Both inputs and outputs are defined in the frequency domain.

     •     ADAMS/Durability enables the prediction of the fatigue characteristics of one or more components within a mechanical system. Stresses can be recovered on flexible components in the system and used to assess the strength of these components under dynamic loading conditions. Time-histories of component loads can also be exported to leading fatigue prediction software, such as nCode, which then use this and other information to predict how long the components will last, based on anticipated operating conditions.

     •     ADAMS/EDM enables the incorporation of empirical dynamic models of compliant components, such as bushings, springs, and shocks. Experimental data is imported from physical test equipment manufacturers such as MTS Systems to provide a higher-fidelity representation of the mechanical system.

CAD/CAM Interface Products

     •     ADAMS/Exchange provides an industry-standard, two-way interface for exchanging model geometry between ADAMS and many other CAD/CAM packages. This saves time in data transfer, while enhancing the accuracy and realism of mechanical system simulations.

     •     CAT/ADAMS was developed by the Company in collaboration with a consortium of major automotive manufacturers and was designed to facilitate the exchange of data between ADAMS and the widely used CATIA computer-aided design, manufacturing, and engineering (CAD/CAM/CAE) package from Dassault Systemes.

     •     Dynamic Designer was purchased by the Company in conjunction with its acquisition of DTI Asia Pte. Ltd. in January 1998. Dynamic Designer is a mechanical design simulation software product embedded in leading mid-range CAD environments, which today includes the AutoCAD and Mechanical Desktop product lines from Autodesk, Inc., the SolidWorks product line from SolidWorks Corp., and the Solid Edge product line from Unigraphics Solutions, Inc.

     •     MECHANISM/Pro is a program specifically designed for Parametric Technology Corp.’s (“PTC”) Pro/ENGINEER environment. MECHANISM/Pro converts assemblies created within PTC’s Pro/ASSEMBLY software into realistic, fully three-dimensional mechanical system models. MECHANISM/Pro can verify and evaluate motion paths, locate lock-up positions, detect interferences, establish work-space envelopes and calculate joint reaction forces.

OEM Products

     OEM Products are kinematic and dynamics motion simulation products that are embedded in OEMs’ design software packages. The Company has entered into license agreements or arrangements with several OEMs, including Structural Dynamics Research Corporation (“SDRC”), Unigraphics Solutions, Inc., Bentley Systems, Engineering Animation, Inc., SolidWorks Corp., and Tecnomatix Technologies Ltd. under which the OEMs are licensed to embed the Company’s products in the OEMs’ software packages. These products provide limited virtual prototyping capabilities, and can be upgraded by licensing ADAMS/Solver directly from the Company.

Services

   Software Maintenance Services

     A critical component of MDI’s strategy is to provide a wide range of customer support services. These services include hotline support and on-site support and training. Product support is provided pursuant to renewable annual maintenance contracts. Customers who purchase maintenance agreements receive product enhancement releases and hotline support at no additional charge. On-site support and training are priced separately. Approximately 23.6%, 23.1% and 19.7% of the Company’s total revenue was realized from maintenance contracts in 2001, 2000 and 1999, respectively.

   Professional Services

     The Company provides consulting, training and funded research and development services to customers in connection with a wide range of product design and engineering projects. MDI’s primary objectives with regard to its services include: (1) providing total solutions to its customers’ problems; (2) leveraging software sales; (3) enhancing customer loyalty and repeat and renewal business; (4) growing the services business of the Company profitably; (5) aggressively exploring and penetrating new markets; and (6) obtaining customer feedback on its products.

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

     The Company’s services staff provides these services on either a time and materials or a fixed fee basis depending on the project and the requirements of the customer. Contract fees range from a few thousand dollars to several hundred thousand dollars depending upon the scope of the project, and contract durations range from a few weeks to several years. From time to time the Company has incurred losses in connection with fixed price contracts. If the Company underestimates the expenses required to perform under fixed fee contracts, it could incur losses on these contracts. The Company has not incurred a material loss from underestimating the expenses on any fixed fee contract during 2001, 2000 or 1999.

Customers

     The Company’s customers include companies in a wide variety of industries. Historically, the Company’s largest customers have been automobile manufacturers and automotive suppliers operating in an industry which can be highly cyclical. During 2001, 2000 and 1999, automotive-related customers accounted for approximately 52.7%, 56.6% and 54.0% of the Company’s total revenue, respectively. No customer accounted for greater than 10% of the Company’s total revenue in 2001, 2000 or 1999.

     Segments within the auto industry, in each of the United States, Europe and Japan, have, from time to time, including 2001, experienced significant economic downturns characterized by decreased product demand, reductions in capital expenditures, production over-capacity, price erosion, work slowdowns, strikes and layoffs. The Company’s operations may in the future reflect substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect upon the Company’s business, financial condition and results of operations.

Sales and Marketing

     The Company markets its products through direct sales in North America, Europe and to a lesser extent in Asia, a group of international distributors in over 25 countries and through reselling alliances with certain integrated mechanical CAD/CAM/CAE software vendors. The Company conducts sales activities from its headquarters in Ann Arbor, Michigan, domestic sales offices in Long Beach, CA; Atlanta, GA; Austin, TX; Chicago, IL; Cleveland, OH; Trenton, NJ; Phoenix, AZ; and Seattle, WA, as well as its subsidiaries’ offices in England, France, Czech Republic, Germany (three offices), Italy (two offices), Sweden (2 offices), Canada (2 offices), Japan (2 offices) and Singapore, and its foreign branch offices in China and India. The Company employs engineers and technically proficient salespersons capable of serving the technology needs of current and prospective customers’ engineering, design and manufacturing staffs.

     The Company has formed strategic alliances with several leading hardware vendors, including Hewlett-Packard, Silicon Graphics and Sun Microsystems. Through these strategic alliances, the Company and the vendor participate in various projects which enhance both the visibility and acceptance of the Company’s products, such as joint presentations to customers and the trade press, joint advertising and promotion, conference presentations and displays.

     The Company also has alliances with vendors of complementary computer-aided engineering and testing solutions, such as ANSYS Inc., HKS Inc., MSC.Software Corp., MTS Systems Corp., The Mathworks, Inc., nCode International Ltd., Cosin, and Structural Research & Analysis Corp. These relationships entail collaborative development to support interfaces between the products of the Company and each partner, as well as cooperative marketing and selling activity. By working with these vendors, the Company seeks to satisfy the needs of its customers across a wide range of computer-aided engineering and testing applications. The Company and its partners jointly participate in promotional activities, trade shows, user conferences, customer presentations and customer proposals.

     The Company markets and sells third party software products through distributor agreements with certain other CAE vendors whose technologies help it provide a total solution to its customers. As of December 31, 2001 the Company distributes software products of ANSYS, Inc. in both the United Kingdom and Canada in addition to providing consulting services related to those products. In certain regions in Italy, the Company distributes I-DEAS, a product of Structural Dynamics Research Corporation. Revenue from third party software products accounted for approximately 8.0%, 10.0% and 9.7% of the Company’s total revenue in 2001, 2000 and 1999, respectively.

     The Company has formed relationships with several CAD/CAM companies, including Autodesk, Inc., Dassault Systemes, EDS PLM Solutions, Parametric Technology Corp., and SolidWorks Corp. Through these alliances, the Company collaborates with its partners to develop and support embedded, add-on software modules for each CAD/CAM environment. These embedded modules enable CAD/CAM users to model and simulate mechanical systems and interface with the Company’s full ADAMS product line. The Company believes that strategic alliances are important to its long-term success and intends to continue to pursue such alliances in the future.

     International revenue (i.e., revenue from sales outside of North America) accounted for approximately 69.8%, 64.2% and 61.7% of the Company’s total revenue in 2001, 2000 and 1999, respectively. In December 2000, the Company acquired ESTECH, a computer-aided engineering service provider based in Yokohama, Japan, from Nissan Motor of Japan and Structural Dynamics Research Corporation. See Note 2 of Notes to Consolidated Financial Statements. A summary of the Company’s revenue by geographic area is presented in Note 7 of Notes to Consolidated Financial Statements.

     The Company relies primarily on a direct sales force in North America and Europe. Outside of North America and Europe, the Company relies on a combination of a direct sales force and distributors and sales representatives for the licensing and support of its products. Distributors and sales representatives accounted for approximately 19.2%, 24.4% and 20.4% of the Company’s total revenue in 2001, 2000 and 1999, respectively. The Company’s largest Japanese distributor, Information Services International-Dentsu, Ltd. (“ISI-Dentsu”), accounted for approximately 12.0%, 16.4% and 12.6% of the Company’s total revenue in 2001, 2000 and 1999, respectively. There can be no assurance that in the future the Company’s current distributors will choose or be able to market or service and support the Company’s products effectively, that economic conditions or industry demand will not adversely affect the distributors or that such distributors will not devote greater resources to marketing and supporting products of other companies. Additionally, because the Company’s products are typically used by skilled professionals, in order to be effective, a distributor must possess sufficient technical, marketing and sales resources and must devote these resources to a lengthy sales cycle, customer training and product service and support. Only a limited number of distributors possess such resources. The loss of or a significant reduction in revenue from a distributor could have a material adverse effect on the Company’s business, financial condition and results of operations.

     The Company generally prices its software products and services in local currencies in Europe, Canada and Japan. The strengthening of the dollar in 2001, relative to the European, Canadian and Japanese currencies, negatively affected 2001 international revenue by approximately $3.8 million. The strengthening of the dollar in 2000, relative to the European currencies, negatively affected 2000 international revenue by approximately $2.2 million. This negative impact was partially offset by the strengthening of the Japanese yen, which positively affected revenue by $446,000 in 2000. Since most of the Company’s international operating expenses were incurred in foreign currencies, the net impact of exchange rate fluctuations on income from operations in 2001 and 2000 was considerably less than the impact on revenue. If the U.S. dollar strengthens in 2002 relative to the European, Canadian or Japanese currencies, the Company’s international revenue will be negatively impacted, which could have a material adverse effect on the Company’s consolidated results of operations.

     The Company expects that international sales will continue to account for a significant portion of its total revenue in future periods. The Company intends to continue to expand its operations outside of the United States, which will require significant management attention and financial resources. International operations are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and taxes, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, compliance with applicable export licensing requirements and other trade barriers and political and economic instability. Moreover, gains and losses on the conversion to U.S. dollars of receivables and payables arising from international operations may contribute to fluctuations in the Company’s results of operations. As more fully described in Note 1 of Notes to Consolidated Financial Statements, the Company’s risk management strategy uses derivative financial instruments in the form of forward foreign exchange contracts for the purpose of hedging foreign currency market exposures of its ongoing business operations. The Company does not enter into derivative contracts for the purpose of trading or speculative transactions. If for any reason exchange or price controls or other restrictions on foreign currencies were imposed, the Company’s business, financial condition and results of operations could be materially adversely affected. Currency exchange fluctuations in countries in which the Company licenses its products in U.S. dollars could have a material adverse effect on the Company’s business, financial condition and results of operations by resulting in pricing that is not competitive with products priced in local currencies. In addition, the laws of certain countries do not protect the Company’s products and intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that any of these factors will not have a material adverse effect on the Company’s future international operations and sales and, consequently, on the Company’s business, financial condition and results of operations.

Research and Development

     The Company’s success depends in large part upon its ability to enhance current products and to develop and introduce new products on a timely and cost-effective basis. The Company’s current software development efforts are focused on developing additional products and services to complement its core competencies of developing, marketing and supporting mechanical system modeling and simulation software packages.

     The Company has historically released at least one new version of its software to its customers per year and intends to continue such releases. The Company also provides periodic releases to its OEM software partners. As part of this release process, the Company continually communicates with its customers and partners and solicits comments for improved ease of use and general customer satisfaction. The Company’s software developers work as a team with the Company’s sales, marketing and consulting personnel to achieve a robust, high-quality product line.

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

     The virtual prototyping industry is characterized by rapid technological changes, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. Consequently, to maintain its competitive position, the Company must enhance its existing software products and develop and introduce new products on a timely basis. In addition, in order to maintain and broaden the market for its software products, the Company must support a variety of computer systems and graphics devices. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that such new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable to develop and introduce products in a timely manner in response to changing market conditions or customer requirements, the Company’s business, financial condition and results of operations would be materially adversely affected.

     Software products as complex as those offered by the Company may contain defects or failures that may be detected at any point in the product’s life cycle. The Company has, in the past, discovered software defects in certain of its products. The Company’s standard warranty provides that if the software does not function to published specifications, the Company will, within a limited time period following delivery, use its best efforts to repair or replace the defective software without charge. To date, the Company has not experienced significant technical errors or other product performance issues, and warranty costs have been insignificant. There can be no assurance that, despite testing by the Company, errors will not be found in current or new products after commencement of commercial shipments, resulting in injury to the Company’s reputation, increased warranty and service costs, loss of market share or failure to achieve market acceptance. Any such occurrence could have a material adverse effect upon the Company’s business, financial condition and results of operations.

     As of December 31, 2001, the Company’s research and development group consisted of 58 full-time employees. During 2001, 2000 and 1999, the Company’s research and development expenses were approximately $6.9 million, $6.1 million and $5.6 million, respectively. The Company anticipates that it will commit substantial resources to research and development in the future.

Backlog

     The Company typically ships its products within 30 days after acceptance of a customer purchase order and execution of a software license agreement. Accordingly, the Company does not believe that its backlog at any particular point in time is indicative of future revenue levels.

Competition

     The markets for the Company’s products and services are highly competitive and subject to rapid change. The Company believes the principal competitive factors in this market are product quality, ease of use, quality of support, performance and price, functionality and features, ease of integration with customers’ design processes, strategic alliances and vendor and product reputation. In general, the Company’s current competition comes from three sources: the traditional method of testing hardware prototypes, whether performed internally or externally, by the Company’s current or potential customers, other virtual prototyping software vendors, including Altair Engineering Inc., Dassault Systemes, INTEC GmbH, LMS International, MSC.Software Corp., Parametric Technology Corp. and Samtech Group, and the internal software development groups of its current or potential customers. A number of the Company’s competitors have longer operating histories, greater financial, technical, sales, marketing and other resources, greater name recognition, more extensive distribution and sales networks and a larger, more established customer base.

     Among the Company’s current and potential competitors are also a number of large hardware and software companies that may develop or acquire products that compete with the Company’s products. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company’s prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could materially adversely affect the Company’s business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully in the future or that competitive pressures will not have a material adverse effect the Company’s business, financial condition and results of operations.

     The Company’s products address the market for virtual prototyping software. Because this market is still evolving, it is difficult to assess or predict with any assurance the growth rate, if any, and size of this market. Also, as is typical in the case of a new and evolving industry, demand and market acceptance for virtual prototyping software products and services are subject to a high level of uncertainty. The Company’s future financial performance will depend in large part on growth in the virtual prototyping market and upon the Company’s ability to successfully market its ADAMS products and services. There can be no assurance the virtual prototyping market will grow in the future or that the Company’s products and services will achieve wider market acceptance. There are certain prototyping applications to which the Company’s products may not provide an effective solution due to limitations in the capabilities of the Company’s products and, as such, the Company’s products may not be accepted by certain customers. If the virtual prototyping market fails to grow or grows more slowly than anticipated, or if the Company’s products do not achieve significant market acceptance, the Company’s business, financial condition and results of operations will be materially adversely affected.

Proprietary Rights

     The Company’s success depends in large part upon its proprietary software technology. The Company currently relies on trade secret, copyright and trademark laws, and license agreements with all of its customers to protect its proprietary rights in its software products. The Company also ships its ADAMS software with either an encoded password scheme or a security device. The Company’s software copies are locked to a specific central processing unit and contain codes that will prohibit the user from running the software after a certain date. The Company generally enters into proprietary information and confidentiality agreements with its employees and distributors, and limits access to and distribution of its software, documentation and other proprietary information. The Company generally does not license or release the source code for its proprietary software to third parties. Despite these precautions, there can be no assurance that a third party will not copy or otherwise obtain and use the Company’s products or technology without authorization, or develop similar or superior technology independently. The Company distributes its Dynamic Designer software products and demonstration copies of its other products in North America, Europe and Asia pursuant to “shrink-wrap” licenses. There can be no assurance that such licenses are enforceable. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Litigation may be necessary in the future to enforce the Company’s intellectual property rights, to protect the Company’s trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s business, financial condition and results of operations. Although the Company believes that its products do not infringe on the proprietary rights of third parties, and although the Company has received no communications from third parties alleging the infringement of the proprietary rights of such parties, there can be no assurance that infringement claims will not be asserted against the Company in the future or that any such claims will not require the Company to enter into costly litigation. Irrespective of the validity or the successful assertion of such claims, any such litigation could result in substantial costs and a significant diversion of management’s attention and resources, and these results as well as any adverse judgment that might be rendered could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, if any claims or actions are asserted against the Company, the Company may choose or be required to obtain a license under a third party’s intellectual property rights. There can be no assurance that under such circumstances a license would be available upon reasonable terms or at all.

     Certain technology used by the Company’s products is licensed from third parties, generally on a nonexclusive basis. The Company believes there are alternative sources for each of the material components of technology licensed by the Company from third parties. However, the termination of any such licenses, the failure of the third parties to adequately maintain or update their products, or a substantial increase in the license fee associated with such licenses could result in a delay in the Company’s ability to deliver certain of its products while it seeks to implement technology offered by alternative sources and may adversely affect the Company’s business, financial condition and results of operations. Any required replacement licenses could prove costly. Also, any such delay, to the extent it occurs at or near the end of a quarter, could result in a material adverse effect on the Company’s quarterly results of operations. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company’s products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on reasonable terms or at all. Further, increased merger and acquisition activity in the technology industry could affect the Company’s relationships with other third-party developers, and thus adversely affect the Company’s results of operations.

Employees

     As of December 31, 2001, the Company had 360 employees, consisting of 150 in engineering services, 118 in sales and marketing, 58 in research and development and 34 in general and administrative capacities. Of these, 142 are located at the Company’s headquarters in Ann Arbor, Michigan, 24 are located at the Company’s domestic offices in Arizona, California, Georgia, Illinois, New Jersey, Ohio, Texas, Washington, and Wisconsin, 23 are located at the Company’s Canadian subsidiary, 98 are located at the Company’s European subsidiaries, 58 are located at the Company’s Asian subsidiaries, and 15 are located at the Company’s foreign branch offices in China and India. None of the Company’s employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

     The Company’s success depends in large part upon the continued service of its key technical and senior management personnel. The Company’s success also depends on its continuing ability to attract and retain highly qualified technical, sales and marketing, and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key managerial and technical employees or that it can attract, assimilate or retain other highly qualified personnel in the future. If the Company is unable to hire the necessary technical personnel, the development of new products could be impaired. The Company’s inability to attract, assimilate or retain personnel in the future on a timely basis could have a material adverse effect on the Company’s business, financial condition and results of operations.

Acquisitions

     The Company periodically acquires or invests in businesses, software products and technologies which are complementary to the Company’s business. The risks associated with such acquisitions or investments include, among others, the difficulty of assimilating the operations and personnel of the companies, the failure to realize anticipated synergies and the diversion of management’s time and attention. In addition, such investments and acquisitions may contribute to fluctuations in quarterly results of operations due to merger-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets or in-process research and development recorded in connection with the acquisitions, any of which could negatively impact results of operations for a given period. There can be no assurance that the Company will be successful in overcoming such risks or that such investments and acquisitions will not have a material adverse effect upon on the Company’s business, financial condition or results of operations.

Potential Fluctuations in Quarterly Results

     The Company’s quarterly operating results have in the past varied and may vary in the future depending on factors such as mix of direct and indirect sales, product mix, service mix, increased competition, size and timing of significant orders, seasonal factors and budgeting cycles of customers, product releases and pricing changes by the Company or its competitors, timing of new product announcements, market acceptance or delays in the introduction of new or enhanced versions of the Company’s products and general economic conditions. A significant portion of the Company’s revenue in previous quarters has been derived from sales to a limited number of customers, and the Company currently anticipates that future quarters will continue to reflect this trend. In addition, like many software companies, the Company has generally recognized a substantial portion of its revenue in the last month of each quarter, with this revenue concentrated in the last weeks of the quarter. Accordingly, the cancellation or deferral of even a small number of purchases of the Company’s products could have a material adverse effect on the Company’s business, results of operations and financial condition in any particular quarter. To the extent that significant sales occur earlier than expected, operating results for subsequent quarters may fail to keep pace or even decline. The Company’s quarterly operating results have also fluctuated as a result of seasonality of customer buying patterns. Revenue is typically lower or constant in the first quarter of the year in relation to the previous year’s last quarter due primarily to budgeting cycles of customers. Revenue from quarter to quarter is difficult to forecast, as minimal order backlog exists at the end of any quarter because the Company’s products typically are shipped and revenue recognized promptly after receipt of the customers’ orders.

     The Company’s expense levels are based, in part, on its expectations as to future revenue. If revenue levels are below expectations, operating results are likely to be adversely affected. In particular, net income may be disproportionately affected by a reduction in revenue because only a small portion of the Company’s expenses varies with its revenue. There can be no assurance that the Company will be able to grow in future periods, that it will be able to sustain its historical rate of revenue growth or that its operations will remain profitable. As a result of the foregoing and other factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in operating results may also result in volatility in the price of the shares of the Company’s common stock.

Stock Price Volatility

     The trading price of the Company’s common stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations, the introduction of new products or pricing changes by the Company or its competitors, proprietary rights or litigation, changes in earnings estimates by analysts and other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations that have been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company’s common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has sometimes occurred against companies. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a significant diversion of management’s attention and resources, and could have a material adverse effect on the Company’s business, financial condition and results of operations. Any adverse determination in such litigation could also subject the Company to significant liabilities.

Item 2. Properties

     During the fourth quarter of 2000, the Company leased office space in a new headquarters facility in Ann Arbor, Michigan. The Company occupies approximately 70,500 square feet of space at the new facility. The initial lease term is ten years expiring in December 2010. The Company also leases sales offices in Texas, California, Canada, France, Sweden, England, Germany, Italy, Czech Republic, Japan, China, Singapore and India.

Item 3. Legal Proceedings

     From time to time, the Company is party to routine litigation arising in the normal course of business. In the opinion of management, the liabilities resulting from these proceedings, if any, will not be material to the Company’s consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of shareholders during the last quarter of the year ended December 31, 2001.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The Company’s common stock trades on The Nasdaq Stock Market under the symbol “MDII.” The range of high and low sale prices for the Company’s common stock on that market for each of the quarters in the last two years are as follows:

	Market prices

	High	Low

Year ended December 31, 2001:
Fourth quarter	$10.90	$6.75
Third quarter	12.25	7.74
Second quarter	11.80	6.94
First quarter	10.00	5.50
Year ended December 31, 2000:
Fourth quarter	$6.88	$5.00
Third quarter	6.13	4.63
Second quarter	6.25	4.81
First quarter	7.38	4.63

     As of December 31, 2001, there were 154 shareholders of record of the Company’s common stock. This may not be an accurate indication of the total shareholders of the Company as of December 31, 2001, since many nominees hold the Company’s shares in street name for the beneficial owners.

     The Company has never declared or paid cash dividends on its capital stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business.

Item 6. Selected Consolidated Financial Data

     The consolidated statement of income data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 and the consolidated balance sheet data as of December 31, 2001, 2000, 1999, 1998 and 1997 presented below are derived from the Company’s consolidated financial statements audited by Arthur Andersen LLP and should be read in conjunction with those statements.

	For the years ended December 31,

In thousands, except per share data	2001	2000	1999	1998		1997

Consolidated statement of income data:
Revenue	$57,503	$46,577	$40,255	$36,575		$30,191
Operating income (loss)	3,408	2,499	340	(556	)(1)	965	(2)
Net income (loss)	2,540	2,168	1,095	(217)		744
Diluted net income (loss) per common share	0.40	0.35	0.18	(0.04)		0.13

	As of December 31,

In thousands	2001	2000	1999	1998	1997

Consolidated balance sheet data (3):
Cash and cash equivalents	$18,125	$17,961	$17,741	$16,843	$20,261
Total assets	46,923	45,869	38,189	36,247	34,147
Shareholders’ equity	29,431	27,663	27,171	25,600	23,970

Notes:

(1)	For the year ended December 31, 1998, the Company recorded approximately $1.7 million in charges to operations for acquisition and related costs resulting primarily from the acquisitions of DTI Asia Pte. Ltd., certain assets of H.G.E. Inc., and technology from the University of Iowa.

(2)	For the year ended December 31, 1997, the Company recorded a $1.7 million charge to operations for acquisition and related costs resulting from the acquisition of StatDesign, Inc.

(3)	The Company has never declared or paid cash dividends on its capital stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion provides an analysis of the Company’s financial condition and results of operations, and should be read in conjunction with the Company’s consolidated financial statements and the notes included in Item 8 of this Form 10-K.

Overview

     The Company develops, markets, and supports virtual prototyping solutions. The Company’s virtual prototyping software allows an engineer or designer to design a complete product by simulating, both visually and mathematically, a product in motion. The Company’s principal software product, ADAMS Full Simulation Package, is used by customers to simulate the performance of mechanical systems. The Company’s revenue has in the past been, and is expected to be in the future, derived primarily from its ADAMS Full Simulation Package and related software products and services.

Forward-Looking Information is Subject to Risk and Uncertainty

     Except for the historical information contained in this report, the matters herein contain “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. These forward-looking statements include, but are not limited to, revenue levels, including the level of international revenue, certain costs and operating expense levels, the level of other income, the Company’s liquidity and capital needs, and various business environment and trend information. Actual future results and trends may differ materially depending on a variety of factors, including:

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

     All of the foregoing factors are difficult to forecast. The future operating results of the Company may fluctuate as a result of these and other risk factors detailed from time to time in the Company’s Securities and Exchange Commission reports and included in Item 1 of this Form 10-K entitled “Business”.

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

Results of Operations

   Revenue

In thousands	2001	% Change	2000	% Change	1999

Software licenses	$24,701	3.9%	$23,784	24.1%	$19,159
% of total revenue	43.0%		51.1%		47.6%
Software maintenance services	$13,555	25.8%	$10,775	35.7%	$7,941
% of total revenue	23.6%		23.1%		19.7%
Professional services and other	$19,247	60.2%	$12,018	(8.6%)	$13,155
% of total revenue	33.5%		25.8%		32.7%
Total revenue	$57,503	23.5%	$46,577	15.7%	$40,255

     The Company’s total revenue increased 23.5% to $57.5 million in 2001 from $46.6 million in 2000. During 2000, total revenue increased 15.7% from $40.3 million in 1999. The growth in revenue during 2001 resulted primarily from increased professional services revenue generated in Japan as a result of the Company’s acquisition of ESTECH Corporation (“ESTECH”) in December 2000, and increased software maintenance services and software license sales of the Company’s software products. The growth in revenue during 2000 resulted from increased sales of the Company’s software products, including related maintenance services, as well as from increased sales of third-party software products licensed through the Company’s European and Canadian subsidiaries. These increases in software revenue were partially offset by a decrease in professional services provided to the Company’s customers in 2000. During 2001 and 2000, the Company achieved revenue growth in North America, Europe and Asia. A summary of the Company’s revenue by geographic location is presented in Note 7 of Notes to Consolidated Financial Statements.

     Revenue from international customers accounted for approximately 69.8%, 64.2% and 61.7% of the Company’s total revenue in 2001, 2000 and 1999, respectively. The increase in international revenue as a percent of total revenue in 2001 was due primarily to increased professional services revenue generated in Japan as a result of the Company’s acquisition of ESTECH in December 2000, and, to a lesser extent, increased sales of the Company’s software products in Asia. The accounting for the ESTECH acquisition is summarized in Note 2 of Notes to Consolidated Financial Statements. The increase in international revenue in 2001 was partially offset by the strengthening of the U.S. dollar, which, relative to the European, Canadian and Japanese currencies, negatively impacted the Company’s revenue by approximately $3.8 million. The increase in international revenue as a percent of total revenue in 2000, as compared to 1999, was due primarily to increased sales of the Company’s software products in Asia. This increase was partially offset by a decline in the percent of total revenue derived from European customers. The strengthening of the dollar relative to the European currencies negatively impacted the Company’s revenue by approximately $2.2 million during 2000. This negative impact was partially offset by the strengthening of the Japanese yen, which positively affected revenue by $446,000 in 2000. Since most of the Company’s international operating expenses were incurred in local currencies, the net impact of exchange rate fluctuations on income from operations was considerably less than the impact on revenue. If the U.S. dollar strengthens in 2002 relative to the European, Canadian or Japanese currencies, the Company’s international revenue will be negatively impacted, which could have a material adverse effect on the Company’s consolidated results of operations.

     The Company relies primarily on a direct sales force in North America and Europe. Outside of North America and Europe, the Company relies primarily on distributors and sales representatives for the licensing and support of its products. Distributors and sales representatives accounted for approximately 19.2%, 24.4% and 20.4% of the Company’s total revenue in 2001, 2000 and 1999, respectively. The decrease in revenue from distributors and sales representatives as a percentage of total revenue in 2001, as compared to 2000, resulted primarily from an increase in professional services provided to the Company’s customers as a percentage of total revenue in 2001. The increase in revenue from distributors and sales representatives as a percentage of total revenue in 2000, as compared to 1999, resulted primarily from increased revenue from sales of the Company’s software products in Japan. The Company’s largest distributor, Information Services International-Dentsu, Ltd. (“ISI-Dentsu”) of Japan, accounted for approximately 12.0%, 16.4% and 12.6% of the Company’s total revenue in 2001, 2000 and 1999, respectively.

     Revenue from automotive-related customers accounted for approximately 52.7%, 56.6% and 54.0% of the Company’s total revenue in 2001, 2000 and 1999, respectively. No customer accounted for greater than 10% of the Company’s total revenue in 2001, 2000 or 1999.

     Software licenses revenue consists primarily of license fees for the Company’s software products and, to a lesser extent, license fees from third-party software products licensed through the Company’s European and Canadian subsidiaries. Software licenses revenue increased 3.9% from 2000 to approximately $24.7 million in 2001. This growth in revenue resulted primarily from an increase in sales of the Company’s software products in Asia. Software licenses revenue increased 24.1% from 1999 to approximately $23.8 million in 2000. This increase resulted primarily from an increase in sales of the Company’s software products, and to a lesser extent, increased sales of third party software licenses sold worldwide. Revenue from third-party products accounted for $4.6 million in 2001, or 8.0% of total revenue, $4.7 million in 2000, or 10.0 % of total revenue, and $3.9 million in 1999, or 9.7% of total revenue.

     Software maintenance services revenue consists of revenue generated from maintenance and support agreements on the Company’s software products. Software maintenance services revenue increased 25.8% during 2001 to approximately $13.6 million. In 2000, software maintenance services revenue grew 35.7% over 1999 to approximately $10.8 million. The increases realized in 2001 and 2000 reflect the continuing growth of the Company’s customer base, as well as the strong maintenance renewal rate the Company has historically experienced with respect to software maintenance agreements. In addition, during 2001, the Company’s maintenance services revenue benefited from a price increase implemented in the second half of 2001, whereby fees for the Company’s maintenance services increased from 18% to 20% of paid-up license fees. During 2000, the Company’s maintenance services revenue benefited from a price increase implemented in the second half of 1999, whereby fees for the Company’s maintenance services increased from 15% to 18% of paid-up license fees.

     Professional services and other revenue consists primarily of revenue from consulting, training and funded research and development projects. Professional services revenue grew 60.2% over 2000 to approximately $19.2 million in 2001. The increase in revenue was primarily due to consulting revenue generated in Japan as a result of the Company’s acquisition of ESTECH in December 2000. The 8.6% decrease in professional services revenue in 2000 was due to a combination of several factors, including: (1) a shift in spending during 2000 on the part of certain large Japanese customers, whereby they invested less in consulting services and more in software licenses, (2) a decline in the number of employees deployed by the Company toward consulting services in the United States during 2000, as compared to 1999, and (3) a decrease in funded development activities during 2000.

   Cost of Revenue

In thousands	2001	% Change	2000	% Change	1999

Cost of software licenses	$4,198	(0.4%)	$4,214	21.3%	$3,473
Gross profit margin on software licenses revenue	83.0%		82.3%		81.9%
Cost of services	$16,779	47.6%	$11,369	0.6%	$11,306
Gross profit margin on services revenue	48.8%		50.1%		46.4%

     Cost of software licenses includes software royalty fees, media costs, payroll and other costs attributable to software documentation and distribution, and an allocation of depreciation, utilities and other overhead expenses incurred by the Company. Cost of software licenses decreased 0.4% from 2000 to approximately $4.2 million in 2001. In 2000, cost of software licenses increased 21.3% from 1999 to approximately $4.2 million. During 2001, the decrease was due to lower royalties paid to third parties whose products were licensed through the Company’s

Canadian and European subsidiaries, which is consistent with the decline in revenue from third-party software products during 2001. During 2000, the increase was due to higher royalties paid to third parties whose products were licensed through the Company’s Canadian and European subsidiaries, which is consistent with the increase in revenue from third-party software products during 2000. Gross profit margin on software licenses revenue was 83.0%, 82.3% and 81.9% during 2001, 2000 and 1999, respectively.

     Cost of services includes payroll and overhead expenses attributable to hotline support, consulting, training, and funded research and development. Cost of services revenue grew 47.6% over 2000 to approximately $16.8 million in 2001. In 2000, cost of services revenue grew 0.6% over 1999 to approximately $11.4 million. The increase in cost of services in 2001 was primarily due to the costs associated with professional services revenue generated by ESTECH in 2001. Gross profit margin on services revenue was 48.8%, 50.1% and 46.4% during 2001, 2000 and 1999, respectively. Historically, software maintenance services revenue has generated higher profit margins than revenue from professional services. The decrease in gross profit margin during 2001 was due to an increase in professional services revenue as a percent of total service revenue. The increase in gross profit margin during 2000 was primarily due to the increase in software maintenance services revenue as a percentage of total services revenue.

   Operating Expenses

In thousands	2001	% Change	2000	% Change	1999

Sales and marketing	$20,629	17.2%	$17,599	14.3%	$15,394
% of total revenue	35.9%		37.8%		38.2%
Research and development	$6,921	13.1%	$6,118	9.2%	$5,603
% of total revenue	12.0%		13.1%		13.9%
General and administrative	$4,855	12.8%	$4,304	16.8%	$3,685
% of total revenue	8.4%		9.2%		9.2%
Amortization of intangibles	$713	50.4%	$474	4.4%	$454
% of total revenue	1.2%		1.0%		1.1%

     Sales and marketing expenses include costs associated with the Company’s sales channels, such as personnel, commissions, sales office costs, travel, promotional events, sales order processing, including license administration and order fulfillment, and advertising and public relations programs. Sales and marketing expenses also include an allocation of overhead expenses incurred by the Company. The absolute dollar increase in sales and marketing expenses in 2001 resulted from the Company’s continued expansion of its worldwide sales and marketing organization, as well as the increase in commissions paid on the higher level of revenue. The absolute dollar increase in sales and marketing expenses during 2000 primarily resulted from increased sales commissions paid to the distributor of the Company’s software in Japan, based on the higher revenue realized from the region. During 2001, the number of employees in sales and marketing increased from 103 to 118. The Company expects to continue to invest significant resources in sales and marketing, and will expand its sales and marketing organization as necessary to meet a growing demand for its products and services.

     Research and development expenses include all payroll costs attributable to research and development activities, as well as an allocation of overhead expenses incurred by the Company. The absolute dollar increases in research and development expenses in 2001 and 2000 resulted from an increase in costs in support of expanded product development efforts. Funded research and development expenses, which are not included in research and development expenses but are included in cost of services revenue, represented 0.4%, 0.8%, and 0.9%, of total revenue in 2001, 2000, and 1999, respectively. The majority of the revenue received and expenses incurred for funded research and development was directly related to projects associated with the ongoing development of the Company’s vertical software products, including ADAMS/Car, ADAMS/Engine and ADAMS/Rail. The Company intends to continue to invest significant resources in research and development in the future.

     General and administrative expenses include the cost of salaries, employee benefits and other payroll costs associated with the Company’s finance, accounting, human resources, information systems, and executive management functions. General and administrative expenses also include an allocation of overhead expenses incurred by the Company. General and administrative expenses grew 12.8% over 2000 to approximately $4.9 million in 2001. General and administrative expenses grew 16.8% over 1999 to approximately $4.3 million in 2000. The absolute dollar increase in these expenses was primarily due to additional expenses incurred to support the Company’s worldwide growth. The Company expects general and administrative expenses to increase in absolute dollars in the future. However, these expenses may vary as a percentage of total revenue from period to period.

     Amortization of intangibles includes the amortization of goodwill, or the purchase price in excess of net assets on the Company’s acquisitions. Goodwill amortization increased during 2001 and 2000, due to increased goodwill associated with the Company’s acquisition of ESTECH in December 2000. The Company amortizes goodwill over the periods estimated to be benefited from the acquisitions, after considering such factors as demand, competition, service lives of employees, and expected actions of competitors.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions for SFAS 142 will be effective for the Company’s fiscal year beginning January 1, 2002. Pursuant to SFAS 142, the Company’s goodwill will no longer be amortized in future periods. However, goodwill will be subject to an annual test for impairment based on an estimated fair market value. Should a unit’s goodwill exceed its fair market value, an impairment charge would result. Management has not yet assessed the impact of SFAS 142 in regard to the impairment of goodwill. See Note 1 of Notes to Condensed Consolidated Financial Statements.

   Other Income, Net

In thousands	2001	% Change	2000	% Change	1999

Other income, net	$392	(42.4%)	$680	32.3%	$514
% of total revenue	0.7%		1.5%		1.3%

     Other income, net consists of net interest income, net foreign currency transaction loss, and loss on the disposal of property and equipment. Net interest income was $522,000, $998,000, and $679,000 in 2001, 2000, and 1999, respectively. The decrease in net interest income in 2001 compared to 2000 primarily resulted from a decline in interest rates. The increase in net interest income during 2000 compared to 1999 primarily resulted from additional interest earned given the Company’s higher cash and cash equivalents balance. Net foreign currency transaction loss amounted to $73,000, $309,000, and $74,000 in 2001, 2000 and 1999, respectively. The loss on the disposal of property and equipment was $57,000, $9,000 and $91,000 in 2001, 2000, and 1999, respectively.

   Provision for Income Taxes

     The Company’s effective income tax rates were 29.9%, 29.9% and (29.2%) for 2001, 2000 and 1999, respectively. The difference between the Company’s effective rate and statutory federal rate during 2001 and 2000 resulted primarily from the recognition of certain tax credits, tax-exempt interest income earned by the Company, and tax benefits gained from the Company’s foreign sales corporation. In 1999, the difference between the effective and statutory federal rate resulted primarily from U.S. research and development tax credits recognized by the Company, and to a lesser extent, benefits realized from the Company’s foreign sales corporation and tax-exempt interest income earned during the year. Excluding the tax credits, the Company’s effective tax rate for 1999 would have been 29.9%. See Note 4 of Notes to Consolidated Financial Statements.

   Minority Interest in Net Income of Subsidiary

     The Company owns a 66% interest in its Japanese subsidiary, Mechanical Dynamics Japan K.K. (“MDI-Japan”), through a joint venture agreement with ISI-Dentsu of Tokyo, Japan, the largest distributor of the Company’s software in Japan. Minority interest in net income of subsidiary of $123,000 in 2001, $60,000 in 2000 and $8,000 in 1999 represents ISI-Dentsu’s 34% interest in the net income of MDI-Japan.

   Off Balance Sheet Commitments

     The Company and its subsidiaries lease office space and certain equipment under noncancellable lease agreements which expire at various dates through December 2010. Operating leases are expensed over the term of the lease agreement and are not capitalized. In addition, the Company has assets held under capital leases that are included in property and equipment and are charged to depreciation and interest over the life of the leases. See Note 6 of Notes to Consolidated Financial Statements.

   Employees

     The number of the Company’s worldwide employees increased 8.4% to 360 at December 31, 2001, compared with 332 at December 31, 2000.

   Euro Conversion

     In January 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the Euro, making the Euro their common legal currency on that date. There was a transition period from January 1, 1999 to January 1, 2002 during which the old currencies remained legal tender in the participating countries as denominations of the Euro.

     The Company’s subsidiaries in Germany, France and Italy are currently reporting in Euros. The Company does not expect that the Euro’s introduction will have a material adverse effect on its consolidated results of operations.

Liquidity and Capital Resources

     Cash and cash equivalents were $18.1 million at December 31, 2001, compared to $18.0 million at December 31, 2000. During 2001, cash and cash equivalents increased primarily as a result of the $3.8 million in cash provided by operations and $488,000 in proceeds from the issuance of common stock. These increases were offset by $2.4 million used to purchase property and equipment (net of proceeds from disposals), $495,000 used to repurchase 62,400 shares of the Company’s common stock, and $488,000 used for payments on capital lease obligations.

     Cash and cash equivalents were $18.0 million at December 31, 2000, compared to $17.7 million at December 31, 1999. During 2000, cash and cash equivalents increased primarily as a result of the $7.3 million in cash provided by operations. This increase was offset by $3.5 million in cash used in the acquisition of ESTECH in December 2000, $2.1 million used to purchase property and equipment, and $1.3 million used to repurchase 218,948 shares of the Company’s common stock.

     At December 31, 2001, the Company’s principal commitments consisted of obligations under capital and operating leases for facilities and equipment, including approximately $3.1 million in payments due under noncancellable leases during 2002. The Company had $921,000 in capital lease obligations outstanding as of December 31, 2001, of which $515,000 is long-term. The Company had no other borrowings under long-term debt arrangements at December 31, 2001.

     The Company has an agreement with its principal bank for an unsecured $6.0 million line of credit. No borrowings were outstanding under this agreement as of December 31, 2001. The Company’s subsidiaries in Germany and Italy also have line of credit and overdraft facilities that provide for aggregate borrowing availability of approximately $335,000. No borrowings were outstanding under these facilities as of December 31, 2001.

     Long-term cash requirements, other than for normal operating expenses, are anticipated for the development of new software products and enhancements of existing products, financing growth, repurchases of the Company’s common stock, and the possible acquisition of software products, technologies, and businesses complementary to the Company’s business. The Company believes that cash flows from operations, together with existing cash balances and available borrowings, will be adequate to meet the Company’s cash requirements for working capital, capital expenditures, and stock repurchases for the next twelve months and the foreseeable future. The Company has not paid dividends during the period 1999 through 2001 and intends to continue its policy of retaining earnings to finance future growth.

New Accounting Pronouncements

     In accordance with recently issued accounting pronouncements, the Company will be required to comply with certain changes in accounting rules and regulations. See Note 1 of Notes to Consolidated Financial Statements.

Critical Accounting Policies

     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates which could have a material impact on the Company’s financial statements. The Company’s significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements. The Company believes that its most critical accounting policies include revenue recognition, accounting for income taxes and foreign currency.

     The Company follows the provisions of AICPA Statements of Provision 97-2, “Software Revenue Recognition.” Revenue under paid-up software licensing agreements, including licenses generated through distributors, is recognized when a customer contract is fully executed, the software is delivered, the fee is fixed and determinable and collectability is reasonably assured. Revenue under annual software licensing arrangements is deferred and amortized over the terms of the agreements. Revenue related to advance payments received under software maintenance agreements is deferred and amortized over the terms of the agreements. Revenue from professional services is recognized upon performance of the service.

     Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. Management believes the Company will obtain the full benefit of the net deferred tax asset on the basis of its evaluation of the Company’s anticipated profitability over the period of years that the temporary differences are expected to become tax deductions. It believes that sufficient taxable income will be generated to realize the benefit of these tax assets. This assessment of profitability takes into account the Company’s present and anticipated split of domestic and international earnings.

     The financial statements of international subsidiaries are translated using exchange rates in effect at period end for assets and liabilities and at average rates during the period for results of operations. The resulting foreign currency translation adjustments are reflected as a separate component of shareholders’ equity. Net foreign currency transaction gains and losses are included in other income, net in the consolidated statements of income.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, the Company selectively uses financial instruments. The Company does not hold or issue financial instruments for trading purposes.

   Foreign Currency

     The Company, at various times, enters into forward exchange contracts to hedge certain exposures related to identifiable foreign currency transactions that are relatively certain as to both timing and amount. The Company does not use any other types of derivative financial instruments to hedge such exposures, nor does it use derivatives for speculative purposes. In general, the Company uses forward exchange contracts to hedge against large, selective transactions that present the most exposure to exchange rate fluctuations. At December 31, 2001, the Company had forward foreign currency exchange contracts of $255,000 (notional amounts). The contracts outstanding at December 31, 2001 mature through March 8, 2002 and are intended to hedge various foreign currency commitments due from foreign subsidiaries and the Company’s distributors. Due to the short-term nature of these financial instruments, the fair value of these contracts is not materially different than their notional amount at December 31, 2001.

     Gains and losses on the forward contracts are largely offset by gains and losses on the underlying exposures. The Company conducts business in seven foreign currencies, predominantly Japanese yen, German marks, Euros and British pounds. A hypothetical 10% appreciation of the U.S. dollar from December 31, 2001 market rates would increase the unrealized value of the Company’s existing forward contracts at December 31, 2001 by $25,000. Conversely, a hypothetical 10% depreciation of the U.S. dollar from December 31, 2001 market rates would decrease the unrealized value of the Company’s forward contracts by $25,000. In either scenario, the gains and losses on the forward contracts are largely offset by the gains or losses on the underlying transactions.

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

   International Sales

     The Company expects that international sales will continue to account for a significant portion of its total revenue in future periods. The Company intends to continue to expand its operations outside of the United States, which will require significant management attention and financial resources. International operations are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and taxes, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, compliance with applicable export licensing requirements and other trade barriers and political and economic instability. Moreover, gains and losses on the conversion to U.S. dollars of receivables and payables arising from international operations may contribute to fluctuations in the Company’s results of operations. As more fully described in Note 1 of Notes to Consolidated Financial Statements, the Company’s risk management strategy uses derivative financial instruments in the form of forward foreign exchange contracts for the purpose of hedging foreign currency market exposures of its ongoing business operations. The Company does not enter into derivative contracts for the purpose of trading or speculative transactions. If for any reason exchange or price controls or other restrictions on foreign currencies were imposed, the Company’s business, financial condition and results of operations could be materially adversely affected. Currency exchange fluctuations in countries in which the Company licenses its products in U.S. dollars could have a material adverse effect on the Company’s business, financial condition and results of operations by resulting in pricing that is not competitive with products priced in local currencies. In addition, the laws of certain countries do not protect the Company’s products and intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that any of these factors will not have a material adverse effect on the Company’s future international operations and sales and, consequently, on the Company’s business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Mechanical Dynamics, Inc.:

     We have audited the accompanying consolidated balance sheets of MECHANICAL DYNAMICS, INC. (a Michigan corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mechanical Dynamics, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Detroit, Michigan,
      January 30, 2002.

MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000

In thousands	2001	2000

Assets
Current assets:
Cash and cash equivalents	$18,125	$17,961
Accounts receivable, net of allowance for doubtful accounts of $380 and $374	11,030	11,442
Prepaid and deferred expenses	3,412	3,255

Total current assets	32,567	32,658

Property and equipment, net of accumulated depreciation of $5,625 and $4,578	5,155	4,462
Goodwill, net of accumulated amortization of $2,376 and $1,663	6,185	6,768
Other assets	3,016	1,981

	$46,923	$45,869

Liabilities and Shareholders’ Equity
Current liabilities:
Borrowings under lines of credit	$—	$49
Current portion of capital leases	406	406
Accounts payable	2,078	2,466
Accrued compensation	2,749	2,960
Other accrued expenses	4,043	4,192
Deferred revenue	7,039	6,936

Total current liabilities	16,315	17,009

Capital lease obligation, less current portion	515	658

Minority interest	662	539

Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, no par value, 15,000,000 shares authorized, 6,112,524 and 6,103,041 shares issued and outstanding in 2001 and 2000, respectively	22,261	21,998
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued and outstanding	—	—
Retained earnings	8,089	5,819
Accumulated other comprehensive loss	(919)	(154)

Total shareholders’ equity	29,431	27,663

	$46,923	$45,869

The accompanying notes are an integral part of these consolidated statements.

MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

In thousands, except share and per share data	2001	2000	1999

Revenue:
Software licenses	$24,701	$23,784	$19,159
Software maintenance services	13,555	10,775	7,941
Professional services and other	19,247	12,018	13,155

Total revenue	57,503	46,577	40,255

Cost of revenue:
Software licenses	4,198	4,214	3,473
Services	16,779	11,369	11,306

Total cost of revenue	20,977	15,583	14,779

Gross profit	36,526	30,994	25,476

Operating expenses:
Sales and marketing	20,629	17,599	15,394
Research and development	6,921	6,118	5,603
General and administrative	4,855	4,304	3,685
Amortization of intangibles	713	474	454

Total operating expenses	33,118	28,495	25,136

Operating income	3,408	2,499	340
Other income, net	392	680	514

Income before income taxes and minority interest	3,800	3,179	854
Provision (credit) for income taxes	1,137	951	(249)

Income before minority interest	2,663	2,228	1,103
Minority interest in net income of subsidiary	123	60	8

Net income	$2,540	$2,168	$1,095

Basic net income per common share	$0.42	$0.35	$0.18

Weighted average common shares	6,083,311	6,225,970	6,254,308

Diluted net income per common share	$0.40	$0.35	$0.18

Weighted average common and common equivalent shares	6,313,862	6,229,750	6,254,376

The accompanying notes are an integral part of these consolidated statements.

MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

In thousands	2001	2000	1999

Shareholders’ Equity
Common stock:
Balance beginning of year	$21,998	$22,586	$22,332
Stock issued under the Employee Stock Purchase Plan	177	200	254
Stock issued upon the exercise of employee stock options	311	—	—
Repurchases of Company common stock	(225)	(788)	—

Balance end of year	22,261	21,998	22,586

Retained earnings:
Balance beginning of year	5,819	4,168	3,073
Net income	2,540	2,168	1,095
Repurchases of Company common stock	(270)	(517)	—

Balance end of year	8,089	5,819	4,168

Accumulated other comprehensive income (loss):
Balance beginning of year	(154)	417	195
Foreign currency translation adjustment	(765)	(571)	222

Balance end of year	(919)	(154)	417

Total shareholders’ equity	$29,431	$27,663	$27,171

Comprehensive Income
Net income	$2,540	$2,168	$1,095
Foreign currency translation adjustment	(765)	(571)	222

Comprehensive income	$1,775	$1,597	$1,317

The accompanying notes are an integral part of these consolidated statements.

MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

In thousands	2001	2000	1999

Cash flows from operating activities:
Net income	$2,540	$2,168	$1,095
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	20	32	111
Depreciation and amortization	2,558	1,748	2,003
Loss on disposal of assets	57	9	91
Minority interest in net income of subsidiary	123	60	8
Deferred income taxes	(964)	(830)	(421)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(109)	6	(1,056)
Prepaid and deferred expenses	(130)	(564)	(888)
Other assets	(232)	1,082	(192)
Accounts payable	(205)	1,287	29
Accrued expenses	(107)	1,469	(153)
Deferred revenue	279	824	1,179

Net cash provided by operating activities	3,830	7,291	1,806

Cash flows from investing activities:
Purchases of property and equipment	(2,442)	(2,059)	(1,093)
Acquisition of ESTECH Corporation, net of cash acquired	—	(3,492)	—

Net cash used in investing activities	(2,442)	(5,551)	(1,093)

Cash flows from financing activities:
Proceeds from issuance of common stock	488	200	254
Net borrowings (payments) under line of credit agreements	(49)	35	(91)
Payments on capital lease obligations	(488)	—	—
Repurchases of Company common stock	(495)	(1,305)	—

Net cash provided by (used in) financing activities	(544)	(1,070)	163

Effect of exchange rate changes on cash	(680)	(450)	22

Net increase in cash and cash equivalents	164	220	898
Cash and cash equivalents at beginning of year	17,961	17,741	16,843

Cash and cash equivalents at end of year	$18,125	$17,961	$17,741

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$51	$9	$15
Income taxes	$1,869	$1,338	$607
Supplemental schedule of non-cash investing and financing activities:
Details of acquisitions:
		ESTECH

Net assets, excluding cash acquired		$894
Purchase price in excess of net assets acquired		3,841
Accrued acquisition costs		(1,243)

Net cash used		$3,492

The accompanying notes are an integral part of these consolidated statements.

MECHANICAL DYNAMICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary Of Significant Accounting Policies

   Description of Business

     Mechanical Dynamics, Inc. (the “Company”) and its subsidiaries develop, market and support virtual prototyping software and provide consulting, training, and maintenance services to the automotive, aerospace, defense, rail, general machinery and other industries on a worldwide basis.

   Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

   Minority Interest in Net Income of Subsidiary

     The Company owns a 66% interest in its Japanese subsidiary, Mechanical Dynamics Japan K.K. (“MDI-Japan”), through a joint venture agreement with ISI-Dentsu of Tokyo, Japan, the largest distributor of the Company’s software in Japan. Minority interest in net income of subsidiary of $123,000 in 2001, $60,000 in 2000 and $8,000 in 1999 represents ISI-Dentsu’s 34% interest in the net income of MDI-Japan.

   Foreign Currency

     The financial statements of international subsidiaries are translated using exchange rates in effect at period end for assets and liabilities and at average rates during the period for results of operations. The resulting foreign currency translation adjustments are reflected as a separate component of shareholders’ equity. Net foreign currency transaction loss amounted to $73,000, $309,000 and $74,000 in 2001, 2000 and 1999, respectively, and is included in other income, net in the accompanying consolidated statements of income.

   Revenue

     Software licenses revenue consists primarily of license fees for the Company’s software products and, to a lesser extent, license fees from third-party software products licensed through the Company’s European and Canadian subsidiaries. Revenue under paid-up software licensing agreements, including licenses generated through distributors, is recognized when a customer contract is fully executed, the software is delivered, the fee is fixed and determinable and collectability is reasonably assured. Revenue under annual software licensing arrangements is deferred and amortized over the terms of the agreements. In either instance, revenue is recognized only when no significant remaining obligations to the customer exist.

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

     Under the criteria set forth in Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” capitalization of software development costs begins upon the establishment of technological feasibility of the product (defined as a working program model). The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic product lives, and changes in software and hardware technology. Amounts that would have been capitalized under this statement after establishment of technological feasibility were immaterial, and therefore no software development costs have been capitalized by the Company.

   Cash and Cash Equivalents

     The Company considers all highly liquid investments with initial maturities of 90 days or less to be cash equivalents.

   Property and Equipment

     Property and equipment is stated at cost. Office furniture and equipment is depreciated using accelerated or straight-line methods over estimated useful lives of three to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the respective asset’s life or the life of the related lease, generally ten years. Property and equipment consists primarily of office furniture and equipment.

In thousands	2001	2000

Furniture and equipment	$10,112	$8,758
Leasehold improvements	668	282

	10,780	9,040
Less: Accumulated depreciation	(5,625)	(4,578)

Net property and equipment	$5,155	$4,462

     Depreciation expense was approximately $1.8 million, $1.3 million and $1.5 million in 2001, 2000, and 1999, respectively.

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

     Amortization of intangibles was $713,000, $474,000 and $454,000 in 2001, 2000, and 1999, respectively.

   Fair Value of Financial Instruments and Concentration of Credit Risk

     The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” in the first quarter of 2001. Derivatives are financial instruments whose value is derived from one or more underlying financial instruments, such as foreign currency. The Company enters into derivative transactions, specifically foreign exchange forward contracts, to manage the Company’s exposure to fluctuations in foreign exchange rates. The contracts are primarily in European currencies and Japanese yen and have maturities less than one year. Any derivative the Company enters into is designated at inception as a hedge of risks associated with specific assets, liabilities, or future commitments, and is monitored to determine if it remains an effective hedge. The effectiveness of the derivative as a hedge is based on changes in its market value being highly correlated with changes in market value of the underlying hedged items. The Company does not enter into or hold derivatives for trading or speculative purposes.

     The Company uses forward exchange contracts to hedge specific foreign currency denominated receivables. These contracts, which are one year or less in length, require the Company to exchange foreign currencies for U.S. dollars at maturity at rates agreed to at inception of the contracts. The Company enters into transactions denominated in foreign currencies and includes the exchange gain or loss arising from such transactions in other income, net. As of December 31, 2001 and 2000, the Company had approximately $255,000 and $60,000, respectively, of foreign exchange forward contracts outstanding. Net unrealized and realized gains and losses associated with exchange rate fluctuations on forward contracts and the underlying foreign currency exposure being hedged were immaterial for all periods presented. Cash flows from forward contracts are classified with the related receivables.

     Other financial instruments which potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” consist primarily of accounts receivable. The Company’s accounts receivable are concentrated in global automotive-related companies, other manufacturers, and the Company’s international distributor network. The Company generally does not require collateral upon delivery of its products. Additionally, the difference between the carrying value and fair value of the Company's capital leases would not be materially different.

   Net Income Per Common Share

     The following table reconciles the weighted average number of shares in the basic net income per common share calculation to the number of shares in the diluted net income per common share calculation:

	Year Ended December 31,

	2001	2000	1999

Weighted average common shares used in basic net income per common share	6,083,311	6,225,970	6,254,308
Effect of stock options	230,551	3,780	68

Weighted average common and common equivalent shares used in diluted net income per common share	6,313,862	6,229,750	6,254,376

     For the years ended December 31, 2001, 2000, and 1999, options to purchase shares of the Company’s common stock of 122,592, 657,374, and 676,214, respectively, were outstanding but were not included in the computations of diluted earnings per share because the price of the options was greater than the average market price of the common stock for the period reported.

   Comprehensive Income

     Comprehensive income is the total of net income and all other non-owner changes in equity. The difference between net income, as reported in the accompanying consolidated statements of income, and comprehensive income is the foreign currency translation adjustment for the respective periods. The accumulated other comprehensive loss consists solely of the cumulative translation adjustment as presented in the accompanying consolidated balance sheets.

   Stock-Based Compensation

     The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation cost for stock options in the accompanying consolidated statements of income is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount the employee must pay to acquire the stock. As supplemental information, the Company has provided pro forma disclosure of the fair value at the date of grant of stock options granted during 2001 and 2000 in Note 5, in accordance with the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”

   Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

   New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 143, “Accounting for Asset Retirement Obligations.” In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

     SFAS 141 supersedes Accounting Principles Board Opinion No. 16, “Business Combinations.” The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (rather than being deferred and amortized).

     SFAS 142 supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets,” and primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by SFAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. SFAS 142 also specifies that certain intangible assets that were previously identified as separate from goodwill (ie. assembled workforce) are not considered separately identifiable for purposes of this standard and should be included as part of goodwill and subject to the non-amortization provisions for SFAS 142. The provisions for SFAS 142 will be effective for the Company’s fiscal year beginning January 1, 2002. At adoption, an evaluation of goodwill and intangible assets will be required, and any impairment of goodwill or intangible assets at that time will be recognized as a cumulative effect of adoption. Pursuant to SFAS 142, the Company’s goodwill will no longer be amortized in future periods. Management has not yet assessed the impact of SFAS 142 in regard to the impairment of goodwill.

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

(2) Acquisitions

     In December 2000, the Company acquired 100% of the capital stock of ESTECH Corporation (“ESTECH”), a computer-aided engineering service provider based in Yokohama, Japan, from Nissan Motor of Japan and Structural Dynamics Research Corporation. The aggregate purchase price was paid entirely in cash and approximated $8.8 million. The cash required for this transaction was provided from the Company’s existing cash balances. Pursuant to the agreement, the Company assumed the cash and cash equivalents of ESTECH, which totaled $4.1 million as of the closing balance sheet. The acquisition has been accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the fair value of the net assets acquired resulted in goodwill of approximately $4.0 million. The operating results of ESTECH are included in the Company’s consolidated results of operations from the date of acquisition.

     The unaudited pro forma condensed consolidated results of operations are presented below, for the respective twelve-month periods, as though ESTECH had been acquired as of January 1, 1999:

	Twelve months Ended
	December 31,

In thousands, except per share data	2000	1999

Revenue	$52,778	$46,473
Net income	$2,205	$1,097
Earnings per share (diluted)	$0.35	$0.18

(3) Financing Arrangements

     The Company has an agreement with its principal bank for a $6.0 million line of credit facility. Borrowings on the line of credit bear interest at 1.0% below the bank’s prime rate of interest. No borrowings were outstanding at any time during 2001 and 2000. The agreement expires on June 30, 2002.

     The Company’s subsidiaries in Germany and Italy also have line of credit and overdraft facilities that provide for aggregate borrowing availability of approximately $335,000, at various fixed and variable interest rates as of December 31, 2001. Borrowings are primarily due on demand and are collateralized by certain assets of the subsidiaries. No borrowings were outstanding under these agreements as of December 31, 2001. Borrowings of $49,000 were outstanding as of December 31, 2000. The weighted average interest rate on these borrowings during 2000 was 8.5%.

     The Company had $921,000 and $1,064,000 in capital lease obligations outstanding as of December 31, 2001 and December 31, 2000, respectively, of which $515,000 and $658,000 were classified as long-term, respectively. No other borrowings were outstanding under long-term debt arrangements at December 31, 2001 and 2000. Cash paid for interest was $51,000, $9,000 and $15,000 in 2001, 2000, and 1999, respectively.

(4) Income Taxes

     A summary of income before provision (credit) for income taxes and components of the provision (credit) for income taxes is as follows:

	Year Ended December 31,

In thousands	2001	2000	1999

Income before provision for income taxes:
Domestic	$700	$1,472	$133
Foreign	3,100	1,707	721

	$3,800	$3,179	$854

Domestic provision (benefit) for income taxes:
Current	$167	$187	$(164)
Deferred	(420)	(97)	(421)
Foreign provision for income taxes:
Current	1,390	861	336

Provision (credit) for income taxes	$1,137	$951	$(249)

     The differences between the provision (credit) for income taxes calculated at the United States federal statutory rate and the consolidated income tax provision are summarized as follows:

	Year Ended December 31,

In thousands	2001	2000	1999

Federal statutory provision	$1,292	$1,081	$290
Goodwill amortization	149	66	37
Recognition of tax credits	(116)	(561)	(1,237)
Foreign losses without tax benefit	62	75	—
Effect of differences between U.S. and foreign tax rates	166	102	65
Increase (decrease) in valuation allowance	(600)	340	600
Other, net	184	(152)	(4)

Provision (credit) for income taxes	$1,137	$951	$(249)

     Deferred income taxes represent temporary differences in the recognition of certain items for income tax and financial reporting purposes. The components of the net deferred income tax asset are summarized as follows:

	As of
	December 31,

In thousands	2001	2000

Current deferred tax asset (liability):
Accounts receivable	$298	$158
Accrued expenses	285	264
Other	(22)	(8)

Net current deferred tax asset	561	414

Long-term deferred tax asset:
Tax credits	1,996	1,702
Property and equipment	116	169
Accrued expenses	87	122
Other	38	27
Less valuation allowance	(340)	(940)

Net long-term deferred tax asset Net deferred tax asset	1,897	1,080

Net deferred tax asset	$2,458	$1,494

     Management believes the Company will obtain the full benefit of the net deferred tax asset on the basis of its evaluation of the Company’s anticipated profitability over the period of years that the temporary differences are expected to become tax deductions. It believes that sufficient taxable income will be generated to realize the benefit of these tax assets. This assessment of profitability takes into account the Company’s present and anticipated split of domestic and international earnings. Valuation allowances recorded against the Company’s tax credits were $340,000 in 2001 and $940,000 in 2000. The tax credits expire in 2005 through 2021.

     Income taxes have been provided on all undistributed earnings of foreign subsidiaries. Cash paid for income taxes was $1.9 million, $1.3 million and $607,000 in 2001, 2000 and 1999, respectively.

(5) Common Stock and Shareholders’ Equity

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

   Stock Repurchases

     In 2000, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock through April 2001. In 2001, the Company’s Board of Directors extended this authorization through April 2002. The Company repurchased 62,400 and 218,948 shares of its common stock during 2001 and 2000, respectively, at a cost of $495,000 in 2001 and $1.3 million in 2000.

   Employee Stock Purchase Plan

     The Company’s Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by the Company’s Board of Directors in March 1996. A total of 300,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan provides that the Company will sell shares to employees who elect to participate in the Purchase Plan at a price equal to 85% of the lesser of the fair market value of the common stock on the first trading day of an offering period or the last trading day of such offering period.

     Under the Purchase Plan, the Company issued 30,830, 46,626 and 50,157 shares of common stock in 2001, 2000 and 1999, respectively, to various employees. These shares were issued with a weighted average price per share of $5.76, $4.30 and $5.07 in 2001, 2000 and 1999, respectively. As of December 31, 2001, there were 77,935 shares of common stock remaining to be issued under this plan.

   1996 Stock Incentive Plan for Key Employees

     The Company’s 1996 Stock Incentive Plan for Key Employees (the “Stock Option Plan”) was adopted by the Company’s Board of Directors in March 1996. Under the Stock Option Plan, options will be granted or restricted stock will be awarded for the purpose of attracting and motivating key employees of the Company. The Stock Option Plan provides for (1) the grant of “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, (2) the grant of “nonqualified stock options” (options which do not meet the requirements of Section 422), and (3) the award of restricted stock. Subject to certain provisions outlined in the Stock Option Plan, the Compensation Committee of the Board of Directors will determine which key employees will be granted options or awarded restricted stock, the number of options granted or shares awarded, and other terms and conditions applicable to each award or grant. A total of 1,050,000 shares of common stock have been reserved for issuance under the Stock Option Plan.

   Stock option activity for this plan is summarized below:

			Wtd. Avg.
	Number	Price	Exercise
	Of Shares	Per Share	Price

Outstanding at December 31, 1998	589,525	$6.69 - $11.50	$7.38
Granted	37,000	$4.50 - $6.75	$6.51
Canceled	(51,405)	$6.63 - $11.50	$7.82

Outstanding at December 31, 1999	575,120	$4.50 - $10.88	$7.28
Granted	254,190	$4.81 - $6.13	$5.68
Canceled	(106,114)	$5.50 - $9.00	$6.62

Outstanding at December 31, 2000	723,196	$4.50 - $10.88	$6.82
Granted	203,450	$5.63 - $10.90	$7.28
Exercised	(41,053)	$5.50 - $8.00	$7.58
Canceled	(52,150)	$4.50 - $10.88	$7.15

Outstanding at December 31, 2001	833,443	$4.81 - $10.90	$6.87

     There were 457,876 and 155,627 options exercisable under the Stock Option Plan as of December 31, 2001 and 2000, respectively, with a weighted average exercise price of $7.05 and $8.07 per share, respectively. The remaining options vest over a three- or four-year period beginning on the date of grant at 33% or 25% per year, respectively, and expire five or ten years from the date they are granted. As of December 31, 2001, there were 169,379 shares of common stock available for grant under the Stock Option Plan. Options outstanding under the Stock Option Plan had a weighted average remaining contractual life of 6.9 and 6.8 years as of December 31, 2001 and 2000, respectively.

   Non-Employee Director Stock Option Plan

     The Company’s Non-Employee Director Stock Option Plan (the “Director Stock Option Plan”) was adopted by the Company’s Board of Directors in March 1996. The Director Stock Option Plan provides for the grant of “nonqualified stock options” to purchase shares of common stock. Upon appointment to the Board of Directors, each newly appointed non-employee director will receive an option to purchase 5,000 shares of common stock of the Company. Furthermore, immediately following each annual meeting of shareholders of the Company, each non-employee director who has served as a director for at least six months will automatically be granted an option to purchase 5,000 shares of common stock of the Company. The exercise price of any option will be equal to the market price of the common stock at the time of grant. Each option, if not terminated sooner as provided in the Director Stock Option Plan, will have a five-year term from the date of grant and will vest and become exercisable in full on the first anniversary of the date of grant. A total of 200,000 shares of common stock have been reserved for issuance under the Director Stock Option Plan.

   Stock option activity for this plan is summarized below:

			Wtd. Avg.
	Number	Price	Exercise
	of Shares	Per Share	Price

Outstanding at December 31, 1998	60,000	$9.13 - $13.00	$11.04
Granted	20,000	$6.56	$6.56

Outstanding at December 31, 1999	80,000	$6.56 - $13.00	$9.92
Granted	20,000	$5.94	$5.94

Outstanding at December 31, 2000	100,000	$5.94 - $13.00	$9.13
Granted	20,000	$9.70	$9.70
Canceled	(20,000)	$11.00	$5.94

Outstanding at December 31, 2001	100,000	$5.94 - $13.00	$8.87

     There were 80,000 options exercisable under the Director Stock Option Plan as of December 31, 2001 and December 31, 2000, with a weighted average exercise price of $8.66 per share in 2001 and $9.92 per share in 2000. Options outstanding under the Director Stock Option Plan had a weighted average remaining contractual life of 2.4 years as of December 31, 2001 and December 31, 2000.

     For various price ranges, information for options outstanding and exercisable for all option plans at December 31, 2001 was as follows:

	Outstanding Options			Exercisable Options

Range of		Wtd. Avg. Remaining	Wtd. Avg.		Wtd. Avg.
Exercise Prices	Shares	Life (Years)	Exercise Price	Shares	Exercise Price

$4.81 - $6.63	371,813	7.89	$5.75	104,470	$5.96
$6.75	262,380	6.67	$6.75	260,880	$6.75
$6.90 - $8.00	138,500	2.99	$7.80	96,000	$7.89
$8.50 - $10.90	140,750	6.18	$9.70	56,526	$9.19
$13.00	20,000	1.37	$13.00	20,000	$13.00

   Stock-Based Compensation

     Using the intrinsic value method of accounting for the value of stock options granted during 2001, 2000 and 1999, no compensation cost was recorded in the accompanying consolidated statements of income. Had compensation cost been determined based on the fair value at the date of grant for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS 123, net income and net income per share would have been reduced to the pro forma amounts indicated below:

In thousands, except per share data	2001	2000	1999

Net income — as reported	$2,540	$2,168	$1,095
Net income — pro forma	$1,983	$1,650	$545
Diluted net income per share — as reported	$0.40	$0.35	$0.18
Diluted net income per share — pro forma	$0.31	$0.26	$0.09

     The weighted average estimated fair value of stock options granted during 2001, 2000 and 1999 was $4.19, $3.26 and $3.72, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used in valuing the option grants:

	2001	2000	1999

Expected life (years)	5.0	5.0	5.0
Interest rate	4.4%	5.2%	6.2%
Volatility	0.6	0.6	0.6
Dividend yield	0.0%	0.0%	0.0%

(6) Commitments and Contingencies

   Employee Benefit Plans

     The Company maintains a 401(k) plan covering substantially all of its domestic employees. During 2001, 2000 and 1999, the Company matched 40% of qualified employee contributions, up to a maximum of 2.4% of eligible compensation. In 2001, 2000, and 1999, the Company contributed $231,000, $249,000 and $233,000, respectively, to the plan.

   Lease Commitments

     The Company and its subsidiaries lease office space and certain equipment under noncancellable lease agreements which expire at various dates through December 2010. Assets held under capital leases are included in property and equipment and are charged to depreciation and interest over the life of the lease. Operating leases are expensed over the term of the lease agreement and are not capitalized. Future minimum lease payments at December 31, 2001 are as follows:

In thousands	Capital leases	Operating leases

2002	$440	$2,636
2003	304	2,038
2004	158	1,627
2005	40	1,568
2006	20	1,593
Thereafter	10	6,775

Total minimum lease payments	$972	$16,237
Less interest	(51)

Total minimum lease payments	921
Less current portion	(406)

Long-term minimum lease payments	$515

     Total lease expense amounted to approximately $3.1 million, $1.9 million, and $1.9 million in 2001, 2000, and 1999, respectively.

     In the fourth quarter of 2000, the Company moved into a new headquarters facility in Ann Arbor, Michigan. The initial lease term is 10 years expiring in December 2010. The future minimum lease payment table above includes the lease payments required under this lease agreement.

   Royalty Agreements

     The Company has entered into various agreements which generally provide for royalty payments by the Company based on a percentage of revenue derived through the licensing of certain software products. Royalty expense under these agreements amounted to approximately $3.9 million, $3.8 million, and $3.2 million in 2001, 2000, and 1999, respectively.

   Litigation

     From time to time, the Company is party to routine litigation arising in the normal course of business. In the opinion of management, the liabilities resulting from these proceedings, if any, will not be material to the Company’s consolidated financial position or results of operations.

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

     The following table summarizes selected financial information of the Company’s operations by geographic location:

	Year Ended December 31,

In thousands	2001	2000	1999

Revenue:
North America
United States	$13,364	$12,052	$11,613
Canada and Mexico	4,006	4,607	3,820
Europe
Germany	5,488	4,824	5,473
Other European countries	10,547	10,767	9,573
Asia/Pacific
Japan	20,273	11,297	7,706
Other Asian countries	3,825	3,030	2,070

Total revenue	$57,503	$46,577	$40,255

Identifiable assets:
North America
United States	$21,816	$20,335	$23,550
Canada	2,616	2,837	2,287
Europe
Germany	1,730	1,780	2,384
Other European countries	5,944	5,232	4,466
Asia/Pacific
Japan	8,182	8,484	1,917
Other Asian countries	450	433	149

Total identifiable assets	40,738	39,101	34,753
Goodwill	6,185	6,768	3,436

Total assets	$46,923	$45,869	$38,189

     No customer accounted for greater than 10% of total revenue in 2001, 2000 or 1999. The Company’s largest distributor, ISI-Dentsu, is located in Japan and accounted for approximately 12.0%, 16.4% and 12.6% of the Company’s total revenue in 2001, 2000 and 1999, respectively.

(8) Quarterly Results of Operations (Unaudited)

     The following table summarizes selected unaudited quarterly financial information for 2001 and 2000. The Company believes all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included in the selected quarterly information:

	Three months ended				Year ended

	March 31,	June 30,	September 30,	December 31,	December 31,
In thousands, except per share data	2001	2001	2001	2001	2001

Revenue	$13,841	$14,240	$14,436	$14,986	$57,503
Gross profit	8,796	8,951	9,303	9,476	36,526
Operating income	668	995	1,099	646	3,408
Net income	491	678	815	556	2,540
Basic net income per common share	$0.08	$0.11	$0.13	$0.09	$0.42
Diluted net income per common share	$0.08	$0.11	$0.13	$0.09	$0.40

	Three months ended				Year ended

	March 31,	June 30,	September 30,	December 31,	December 31,
In thousands, except per share data	2000	2000	2000	2000	2000

Revenue	$10,739	$11,081	$11,581	$13,176	$46,577
Gross profit	7,086	7,310	7,833	8,765	30,994
Operating income	297	554	810	838	2,499
Net income	241	479	668	780	2,168
Basic net income per common share	$0.04	$0.08	$0.11	$0.13	$0.35
Diluted net income per common share	$0.04	$0.08	$0.11	$0.13	$0.35

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

     Certain information required by Part III is omitted from this report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors and Executive Officers of the Registrant

     Information with respect to the directors of the Company is incorporated by reference to the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders.

     The executive officers of the Company as of March 1, 2002 are listed below:

Name	Age	Position

Michael E. Korybalski	55	Chief Executive Officer, Chairman of the Board and Director
Robert R. Ryan	44	President, Chief Operating Officer and Director
Michael Hoffmann	45	Senior Vice President — Worldwide Sales & Service
David Peralta	34	Vice President, Chief Financial Officer and Treasurer
Douglas M. Peterson	36	Vice President, Chief Technical Officer

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

     Robert R. Ryan became the President of the Company in February 1997 and since 1991 has served as the Chief Operating Officer of the Company. Mr. Ryan was elected a director of the Company in May 1997. Mr. Ryan served as the Company’s Executive Vice President from 1991 to February 1997. From 1988 through 1991, Mr. Ryan served as the Company’s Vice President of Product Development. Before joining the Company, Mr. Ryan held various positions in sales and engineering services at Structural Dynamics Research Corporation, and served briefly on the engineering faculty at the University of Michigan. Mr. Ryan holds a B.S. degree from the University of Cincinnati and M.S. and Ph.D. degrees in applied mechanics from Stanford University.

     Michael Hoffmann became the Company’s Senior Vice President — Worldwide Sales and Service in November 1997. Dr. Hoffmann served as the Company’s Vice President — European Operations from November 1996 to November 1997. Dr. Hoffmann served as the Company’s Managing Director — European Operations from 1994 to November 1996. From 1993 through 1994, Dr. Hoffmann served as Managing Director of TEDAS Mechanical Systems GmbH, a shareholder of the Company. From 1991 through 1992, he served as Technical Director of TEDAS GmbH. Dr. Hoffmann holds masters and doctorate degrees in civil engineering from the Technological University of Darmstadt.

     David Peralta became the Company’s Vice President, Chief Financial Officer and Treasurer in February 1997, and served as Controller of the Company from 1993 to February 1997. From 1992 to 1993, Mr. Peralta served as Assistant Corporate Controller at OVAKO Ajax, Inc. From 1989 through 1992, he served as an auditor at Coopers & Lybrand. Mr. Peralta is a licensed Certified Public Accountant in the State of Michigan. Mr. Peralta holds a bachelors degree in accounting from the University of Michigan.

     Douglas M. Peterson became the Company’s Vice President, Chief Technical Officer in March 2001, and served as the Company’s Vice President of Product Development from November 1997 to March 2001. Before joining the Company, Mr. Peterson was co-founder and president of StatDesign, Inc. from 1992 through 1997, at which time StatDesign, Inc. was acquired by the Company. Mr. Peterson holds B.S. and M.S. degrees in mechanical engineering from Brigham Young University.

Item 11. Executive Compensation

     The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated by reference to the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

     None.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 14(a)1. Financial Statements

     None.

Item 14(a)2. Financial Statement Schedules

     None.

Item 14(a) 3. Exhibits

Number	Exhibit

(2.1)	Joint Venture Agreement between Mechanical Dynamics, Inc. and Information Services International-Dentsu, Ltd., incorporated herein by reference to Exhibit 2.1 to the Company’s previously filed Form 10-Q for the quarter ended March 31, 1997

(2.2)	Share Transfer Agreement dated November 17, 2000 by and among Mechanical Dynamics, Inc., Nissan Motor Co., Ltd., and Structural Dynamics Research Corporation, incorporated herein by reference to Exhibit 2.2 to the Company’s previously filed Form 8-K on December 28, 2000 and From 8-K/A on March 5, 2001

(3.1)	Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.2 to the Company’s previously filed Registration Statement on Form S-1, Registration No. 333-2900

(3.2)	Restated Bylaws, incorporated herein by reference to Exhibit 3.4 to the Company’s previously filed Registration Statement on Form S-1, Registration No. 333-2900

(4.2)	Line of Credit Demand Note between the Company and KeyBank National Association dated July 6, 2001, incorporated herein by reference to Exhibit 4.2 to the Company’s previously filed Form 10-Q for the quarter ended September 30, 2001

(10.1)	Amended and Restated Employment Agreement between the Company and Michael E. Korybalski

(10.2)	Amended and Restated Employment Agreement between the Company and Robert R. Ryan

(10.3)	Amended and Restated Employment Agreement between the Company and David Peralta

(10.4)	Amended and Restated Employment Agreement between the Company and Douglas M. Peterson

(10.18)	Lease Agreement between the Company and First Martin Corporation dated August 5, 1999, incorporated herein by reference to Exhibit 10.18 to the Company’s previously filed Form 10-Q for the quarter ended September 30, 1999

(11)	Statement Re Computation Of Per Share Earnings Per Share

(21)	Subsidiaries Of The Registrant

(23.1)	Consent Of Independent Public Accountants

Item 14(b). Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 8, 2002		MECHANICAL DYNAMICS, INC.
(Registrant)

	By:	/s/ Michael E. Korybalski

Michael E. Korybalski
Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Michael E. Korybalski Michael E. Korybalski	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)	March 8, 2002

/s/ Robert R. Ryan Robert R. Ryan	President, Chief Operating Officer and Director	March 8, 2002

/s/ David Peralta David Peralta	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2002

/s/ Herbert S. Amster Herbert S. Amster	Director	March 8, 2002

/s/ David E. Cole David E. Cole	Director	March 8, 2002

/s/ Joseph F. Gloudeman Joseph F. Gloudeman	Director	March 8, 2002

/s/ Mitchell I. Quain Mitchell I. Quain	Director	March 8, 2002

INDEX TO EXHIBITS

Number	Exhibit

(2.1)	Joint Venture Agreement between Mechanical Dynamics, Inc. and Information Services International-Dentsu, Ltd., incorporated herein by reference to Exhibit 2.1 to the Company’s previously filed Form 10-Q for the quarter ended March 31, 1997

(2.2)	Share Transfer Agreement dated November 17, 2000 by and among Mechanical Dynamics, Inc., Nissan Motor Co., Ltd., and Structural Dynamics Research Corporation, incorporated herein by reference to Exhibit 2.2 to the Company’s previously filed Form 8-K on December 28, 2000 and From 8-K/A on March 5, 2001

(3.1)	Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.2 to the Company’s previously filed Registration Statement on Form S-1, Registration No. 333-2900

(3.2)	Restated Bylaws, incorporated herein by reference to Exhibit 3.4 to the Company’s previously filed Registration Statement on Form S-1, Registration No. 333-2900

(4.2)	Line of Credit Demand Note between the Company and KeyBank National Association dated July 6, 2001, incorporated herein by reference to Exhibit 4.2 to the Company’s previously filed Form 10-Q for the quarter ended September 30, 2001

(10.1)	Amended and Restated Employment Agreement between the Company and Michael E. Korybalski

(10.2)	Amended and Restated Employment Agreement between the Company and Robert R. Ryan

(10.3)	Amended and Restated Employment Agreement between the Company and David Peralta

(10.4)	Amended and Restated Employment Agreement between the Company and Douglas M. Peterson

(10.18)	Lease Agreement between the Company and First Martin Corporation dated August 5, 1999, incorporated herein by reference to Exhibit 10.18 to the Company’s previously filed Form 10-Q for the quarter ended September 30, 1999

(11)	Statement Re Computation Of Per Share Earnings Per Share

(21)	Subsidiaries Of The Registrant

(23.1)	Consent Of Independent Public Accountants