Form 10-K/A
period 2001-12-31
MECHANICAL DYNAMICS INC \MI\
filed 2002-04-08
CIK 1011451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

     The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant as of March 28, 2002, computed by reference to The Nasdaq Stock Market closing price on such date, was approximately $100,338,000.

     The number of outstanding shares of the Registrant’s common stock, as of March 28, 2002, was 6,206,862.

     This amendment to the Annual Report on Form 10-K for Mechanical Dynamics, Inc. for the year ended December 31, 2001 is being filed to modify Part III, Items 10, 11, and 12, and Part IV, Item 14, only.

PART III
SUMMARY COMPENSATION TABLE
OPTION GRANTS IN LAST FISCAL YEAR
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES
PART IV
SIGNATURES
Exhibit Index
EX-10.5 Employment Agreement - Michael Hoffmann
EX-10.6 Amendment to Employment Agreement

PART III

Item 10. Directors and Executive Officers of the Registrant

     The directors and executive officers of the Company as of March 28, 2002 are listed below:

Name	Age	Position

Directors in Office
Herbert S. Amster	67	Director
David E. Cole	64	Director
Joseph F. Gloudeman	66	Director
Michael E. Korybalski	55	Chief Executive Officer, Chairman of the Board and Director
Mitchell I. Quain	50	Director
Robert R. Ryan	44	President, Chief Operating Officer and Director
Other Current Executive Officers
Michael Hoffmann	45	Senior Vice President — Worldwide Marketing, Sales & Service
David Peralta	34	Vice President, Chief Financial Officer and Treasurer
Douglas M. Peterson	36	Vice President, Chief Technical Officer

     Herbert S. Amster has served as a director of the Company since 1990. He is now an independent management consultant. Mr. Amster was Chairman of the Board and Chief Executive Officer of Irwin Magnetic Systems, Inc., a manufacturer of minicartridge tape drives, from 1985 through 1989; Senior Vice President Corporate Development, and a director, of Cipher Data Products Inc., from 1989 through 1990; and Senior Vice President Corporate Development of Archive Corp. in 1991. He is currently a director of Jacobson Stores Inc.

     David E. Cole has served as a director of the Company since 1995. Dr. Cole has served as President, since 2001, and Director, since 2000, of the Center for Automotive Research, The Altarum Institute (formally Environmental Research Institute of Michigan), and as the President of Applied Theory Inc., an automotive consulting firm since 1979. From 1971 through 2000 he served as an Associate Professor of Mechanical Engineering and Applied Mechanics and was Director of the Office for the Study of Automotive Transportation at The University of Michigan. He is currently a director of MSX International, Inc., Saturn Electronics & Engineering Corp., Thyssen North America Inc., Plastech Inc., and R. L. Polk Company.

     Joseph F. Gloudeman has served as a director of the Company since 1993. Dr. Gloudeman has served as President of Gloudeman Consulting, a high-tech consulting firm, since 1992; as Chairman of the Board, since 1992, and President, USA Operations, since 1994, of R.O.S.E. Informatik GmbH, a German software company. Dr. Gloudeman is the former President and Chief Executive Officer of The MacNeal Schwendler Corporation, and a former Vice President, Marketing for CRAY Research-Supercomputer. He is currently a director of Automatic Intuition, Inc.

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

     Mitchell I. Quain has served as a director of the Company since 1996. He has served as Chairman of the Board of the Industrial Manufacturing Institute since 2001. From 1997 to 2001, Mr. Quain was employed at ABN Amro, formally ING Barings, where he most recently served as Vice Chairman. From 1975 to 1997, Mr. Quain was employed at Schroder Wertheim & Company, where he most recently served as Managing Director, Head of Equity Capital Markets. Mr. Quain is a director of MagneTek, Inc., Register.com, Strategic Distribution, Inc., and Titan International, Inc.

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

     Michael Hoffmann became the Company’s Senior Vice President — Worldwide Marketing, Sales and Service in November 1997. Dr. Hoffmann served as the Company’s Vice President — European Operations from November 1996 to November 1997. Dr. Hoffmann served as the Company’s Managing Director — European Operations from 1994 to November 1996. From 1993 through 1994, Dr. Hoffmann served as Managing Director of TEDAS Mechanical Systems GmbH, a shareholder of the Company. From 1991 through 1992, he served as Technical Director of TEDAS GmbH. Dr. Hoffmann holds masters and doctorate degrees in civil engineering from the Technological University of Darmstadt.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Executive officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

     Based solely on review of the copies of such reports furnished to the Company during or with respect to fiscal 2001, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 2001 all applicable Section 16(a) filing requirements were complied with by each of its executive officers, directors and greater than ten-percent beneficial owners.

Item 11. Executive Compensation

Summary Compensation Table

     The following table sets forth information for each of the fiscal years ended December 31, 2001, 2000 and 1999 concerning compensation of (i) all individuals serving as the Company’s Chief Executive Officer during the fiscal year ended December 31, 2001, and (ii) all other executive officers of the Company whose total annual salary and bonus exceeded $100,000 in fiscal 2001:

SUMMARY COMPENSATION TABLE

				Long Term
				Compensation
				Awards

		Annual Compensation		Securities	All Other
Name and				Underlying	Compensation
Principal Position	Year	Salary($)	Bonus($)	Options(#)	($) (1)

Michael E. Korybalski	2001	225,000	97,650	—	6,144
Chief Executive Officer	2000	195,000	99,000	—	9,520
	1999	195,000	2,258	—	3,028
Robert R. Ryan	2001	220,000	93,000	25,000	4,560
President and Chief	2000	190,000	93,500	22,500	5,433
Operating Officer	1999	190,000	2,133	—	4,480
Michael Hoffmann	2001	180,800	83,700	12,500	—
Senior Vice President -	2000	160,000	82,500	10,000	—
Worldwide Marketing,	1999	149,000	1,882	—	—
Sales & Service
David Peralta	2001	130,000	46,500	11,000	4,396
Vice President, Treasurer	2000	119,000	44,000	6,000	3,394
and Chief Financial Officer	1999	110,000	1,004	—	1,966
Douglas M. Peterson	2001	157,300	41,850	6,000	4,404
Vice President and	2000	143,000	49,500	6,000	4,053
Chief Technical Officer	1999	135,000	1,129	—	3,618

(1)	The amounts shown for fiscal 2001 include (i) $4,080 each for Messrs. Korybalski, Ryan, Peralta and Peterson, representing the Company’s contribution to the executive officer in 2001 under the Company’s 401(k) Plan, and (ii) $2,064, $480, $316 and $324 for Messrs. Korybalski, Ryan, Peralta and Peterson, respectively, representing life insurance premiums paid by the Company in 2001 for life insurance policies.

Option Grants Table

     The following table sets forth information concerning individual grants of stock options made during the fiscal year ended December 31, 2001 to each of the executive officers of the Company named in the Summary Compensation Table above:

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants

						Potential
			% of			Realizable Value at
			Total			Assumed Annual
	Number of		Options			Rates of Stock Price
	Securities		Granted to			Appreciation
	Underlying		Employees	Exercise		for Option Term
	Options		in Fiscal	Price	Expiration
Name	Granted (#)		Year	($/Sh)	Date	5% ($)	10% ($)

Michael E. Korybalski	—		—	—	—	—	—
Robert R. Ryan	12,500	(1)	6.1	5.75	1/1/11	45,202	114,550
	12,500	(1)	6.1	10.90	7/26/11	85,687	217,147
Michael Hoffmann	5,000	(2)	2.5	5.75	1/1/11	18,081	45,820
	7,500	(2)	3.7	10.90	7/26/11	51,412	130,288
David Peralta	2,000	(3)	1.0	5.75	1/1/11	7,232	18,328
	5,000	(3)	2.5	8.55	4/23/11	26,885	68,132
	4,000	(3)	2.0	10.90	7/26/11	27,420	69,487
Douglas M. Peterson	2,000	(4)	1.0	5.75	1/1/11	7,232	18,328
	4,000	(4)	2.0	10.90	7/26/11	27,420	69,487

(1)	12,500 options were granted to Mr. Ryan on January 1, 2001 and an additional 12,500 options were granted to him on July 26, 2001. All 25,000 options become exercisable over a period of four years, at a rate of 25% on each anniversary date after the date of grant. In the event Mr. Ryan’s employment with the Company is terminated for any reason other than death or disability, the Compensation Committee may, in its discretion, permit the exercise of his unexercised options for a period not to exceed three months after such termination.

(2)	5,000 options were granted to Dr. Hoffmann on January 1, 2001 and an additional 7,500 options were granted to him on July 26, 2001. All 12,500 options become exercisable over a period of four years, at a rate of 25% on each anniversary date after the date of grant. In the event Dr. Hoffmann’s employment with the Company is terminated for any reason other than death or disability, the Compensation Committee may, in its discretion, permit the exercise of his unexercised options for a period not to exceed three months after such termination.

(3)	2,000 options were granted to Mr. Peralta on January 1, 2001, 5,000 options were granted to him on April 23, 2001, and an additional 4,000 options were granted to him on July 26, 2001. All 11,000 options become exercisable over a period of four years, at a rate of 25% on each anniversary date after the date of grant. In the event Mr. Peralta’s employment with the Company is terminated for any reason other than death or disability, the Compensation Committee may, in its discretion, permit the exercise of his unexercised options for a period not to exceed three months after such termination.

(4)	2,000 options were granted to Mr. Peterson on January 1, 2001 and an additional 4,000 options were granted to him on July 26, 2001. All 6,000 options become exercisable over a period of four years, at a rate of 25% on each anniversary date after the date of grant. In the event Mr. Peterson’s employment with the Company is terminated for any reason other than death or disability, the Compensation Committee may, in its discretion, permit the exercise of his unexercised options for a period not to exceed three months after such termination.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

     The following table sets forth information concerning each exercise of stock options during the fiscal year ended December 31, 2001 by each of the executive officers named in the Summary Compensation Table above and the value of unexercised options held by such persons as of December 31, 2001:

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

			Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercised	In-the-Money
			Options at	Options at
			FY-End (#)	FY-End ($)
	Shares
	Acquired on	Value	Exercisable/	Exercisable/
Name	Exercise (#)	Realized ($)	Unexercisable	Unexercisable (1)

Michael E. Korybalski	0	0	0/0	--/--
Robert R. Ryan	10,385	25,617	63,990/48,125	111,257/129,156
Michael Hoffmann	0	0	52,500/20,000	165,875/53,125
David Peralta	2,115	5,218	16,885/18,000	26,512/36,075
Douglas M. Peterson	0	0	16,500/10,500	53,025/27,775

(1)	Calculated on the basis of the fair market value of the underlying securities at December 31, 2001 of $9.85 per share, minus the aggregate exercise price.

Compensation of Directors

     Each non-employee member of the Company’s Board of Directors is paid $1,000 per month and reimbursed for out-of-pocket expenses incurred in attending Board meetings. Each non-employee director is also eligible to receive annual stock option awards for 5,000 shares of the Company’s Common Stock under the Company’s Non-Employee Director Stock Option Plan (the “Director Stock Option Plan”).

     The Company’s Board of Directors adopted the Director Stock Option Plan in March 1996. The Director Stock Option Plan provides for the grant of “nonqualified” options to purchase shares of Common Stock. In May 2001, all four non-employee directors on the Company’s Board of Directors were each granted an option to purchase 5,000 shares of Common Stock of the Company at an exercise price of $9.70 per share. These options become fully exercisable in May 2002, one year from the date of grant, and expire in May 2006. Immediately following each annual meeting of shareholders of the Company, each non-employee director who has served as a director for at least six months will automatically be granted an option to purchase 5,000 shares of Common Stock of the Company. Upon appointment to the Board of Directors, each newly-appointed non-employee director will receive an option to purchase 5,000 shares of Common Stock of the Company. A total of 200,000 shares of Common Stock are currently reserved for issuance under the Director Stock Option Plan.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     Michael E. Korybalski entered into an employment agreement with the Company dated as of April 1, 1994, and amended and restated as of February 13, 2002 and March 15, 2002. The agreement provides that Mr. Korybalski will serve as the Company’s Chief Executive Officer until March 31, 2005, at which point the employment agreement can be extended at the option of the Company for an additional three-year term. Mr. Korybalski’s base salary under the agreement for 2002 is $250,950. Mr. Korybalski’s employment may be terminated by the Company with or without cause. Mr. Korybalski’s base salary is determined by the Board of Directors on an annual basis. In the event the Board chooses to change his duties or directs him to relocate and he resigns as a result, or if he is terminated without cause, Mr. Korybalski would then be entitled to his base salary, bonus and benefits for a period equal to the longer of the remaining term of the agreement or one year from the date of his resignation or termination. In the event he is terminated with cause, then he would be entitled to receive only such payments and/or benefits as would be provided to other employees of the Company in accordance with the Company’s employee policies and procedures. In the event of a change of control, the agreement is automatically extended through a date three years from the effective date of such change in control. In the event Mr. Korybalski resigns or is terminated in connection with a change in control, then the Company will pay severance benefits under the same formula as in the event of termination without cause. During the term of the agreement, and for a period of up to five years thereafter, Mr. Korybalski will be subject to noncompetition and nonsolicitation restrictions.

     The Company’s President and Chief Operating Officer, Robert R. Ryan, entered into an employment agreement with the Company dated as of April 1, 1994, as amended and restated February 13, 2002, pursuant to which he will serve in such capacities until March 31, 2004, at which point the employment agreement can be extended at the option of the Company for an additional two-year term. Mr. Ryan’s base salary under the agreement for 2002 is $247,975. Mr. Ryan’s base salary is determined by the Board of Directors on an annual basis. Mr. Ryan’s employment may be terminated by the Company with or without cause. In the event the Board chooses to change his duties or directs him to relocate and he resigns as a result, or if he is terminated without cause, Mr. Ryan would then be entitled to his base salary, bonus and benefits for a period equal to the longer of the remaining term of the agreement or one year from the date of his resignation or termination. In the event he is terminated with cause, then he would be entitled to receive only such payments and/or benefits as would be provided to other employees of the Company in accordance with the Company’s employee policies and procedures. In the event of a change of control, the agreement is automatically extended through a date two years from the effective date of such change in control. In the event Mr. Ryan resigns or is terminated in connection with a change in control, then the Company will pay severance benefits under the same formula as in the event of termination without cause. During the term of the agreement, and for a period of two years thereafter, Mr. Ryan will be subject to noncompetition and nonsolicitation restrictions.

     The Company’s Senior Vice President — Worldwide Marketing, Sales and Service, Michael Hoffmann, entered into an employment agreement with the Company dated as of February 13, 2002, pursuant to which he will serve in such capacities until March 31, 2003, at which point the employment agreement can be extended at the option of the Company for an additional one-year term. Dr. Hoffmann’s base salary under the agreement for 2002 is $202,200. Dr. Hoffmann’s base salary is determined by the Board of Directors on an annual basis. Dr. Hoffmann’s employment may be terminated by the Company with or without cause. In the event the Board directs him to relocate and he resigns as a result, or if he is terminated without cause, Dr. Hoffmann would then be entitled to his base salary, bonus and benefits for a period equal to twelve months. In the event he is terminated with cause, then he would be entitled to receive only such payments and/or benefits as would be provided to other employees of the Company in accordance with the Company’s employee policies and procedures. In the event of a change of control, the agreement is automatically extended through a date one year from the effective date of such change in control. In the event Dr. Hoffmann is terminated in connection with a change in control, then the Company will pay severance benefits under the same formula as in the event of termination without cause. During the term of the agreement, and for a period of two years thereafter, Dr. Hoffmann will be subject to noncompetition and nonsolicitation restrictions.

     The Company’s Vice President, Treasurer and Chief Financial Officer, David Peralta, entered into an employment agreement with the Company dated as of March 1, 1997, as amended and restated February 13, 2002, pursuant to which he will serve in such capacities until March 31, 2003, at which point the employment agreement can be extended at the option of the Company for an additional one-year term. Mr. Peralta’s base salary under the agreement for 2002 is $135,500. Mr. Peralta’s base salary is determined by the Board of Directors on an annual basis. Mr. Peralta’s employment may be terminated by the Company with or without cause. In the event the Board directs him to relocate and he resigns as a result, or if he is terminated without cause, Mr. Peralta would then be entitled to his base salary, bonus and benefits for a period equal to twelve months. In the event he is terminated with cause, then he would be entitled to receive only such payments and/or benefits as would be provided to other employees of the Company in accordance with the Company’s employee policies and procedures. In the event of a change of control, the agreement is automatically extended through a date one year from the effective date of such change in control. In the event Mr. Peralta is terminated in connection with a change in control, then the Company will pay severance benefits under the same formula as in the event of termination without cause. During the term of the agreement, and for a period of two years thereafter, Mr. Peralta will be subject to noncompetition and nonsolicitation restrictions.

     The Company’s Vice President and Chief Technical Officer, Douglas M. Peterson, entered into an employment agreement with the Company dated as of October 31, 1997, as amended and restated February 13, 2002, pursuant to which he will serve in such capacities until March 31, 2003, at which point the employment agreement can be extended at the option of the Company for an additional one-year term. Mr. Peterson’s base salary under the agreement for 2002 is $164,980. Mr. Peterson’s base salary is determined by the Board of Directors on an annual basis. Mr. Peterson’s employment may be terminated by the Company with or without cause. In the event the Board directs him to relocate and he resigns as a result, or if he is terminated without cause, Mr. Peterson would then be entitled to his base salary, bonus and benefits for a period equal to twelve months. In the event he is terminated with cause, then he would be entitled to receive only such payments and/or benefits as would be provided to other employees of the Company in accordance with the Company’s employee policies and procedures. In the event of a change of control, the agreement is automatically extended through a date one year from the effective date of such change in control. In the event Mr. Peterson is terminated in connection with a change in control, then the Company will pay severance benefits under the same formula as in the event of termination without cause. During the term of the agreement, and for a period of two years thereafter, Mr. Peterson will be subject to noncompetition and nonsolicitation restrictions.

Compensation Committee Interlocks and Insider Participation

     During the fiscal year ended December 31, 2001, Mr. Amster and Dr. Gloudeman served as the members of the Company’s Compensation Committee. None of the members of the Company’s Compensation Committee was, during the fiscal year ended December 31, 2001, an officer or employee of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Principal Holders of the Company’s Voting Securities

     As of March 11, 2002, the following four persons were the only persons known by the Company to beneficially own more than 5% of the Company’s Common Shares:

	Amount of	Percentage of
	Common Shares	Common Shares
Name	Beneficially Owned	Owned*

Michael E. Korybalski	883,879	14.3%
AWM Investment Company, Inc.	500,400	8.1%
Wellington Management Company LLP	393,500	6.3%
John C. Angell	375,040	6.0%

*	Based on 6,202,237 Common Shares outstanding as of March 11, 2002.

Security Ownership of Management

     The following information is furnished as of March 28, 2002 with respect to security ownership of directors and executive officers of the Company:

				Amount and		Percentage
				Nature of		of
				Common Shares		Common	Term
	Director		Position and Offices	Beneficially		Shares	to
Name	Since	Age	With the Company	Owned (1)		Owned (2)	Expire

DIRECTORS CONTINUING IN OFFICE
Herbert S. Amster	1990	67	Director	94,930	(3)	1.5	2002
David E. Cole	1995	64	Director	40,500	(4)	*	2004
Joseph F. Gloudeman	1993	66	Director	63,430	(5)	1.0	2002
Michael E. Korybalski	1977	55	Chief Executive Officer,	883,879		14.2	2003
			Chairman of the Board
			and Director
Mitchell I. Quain	1996	50	Director	83,592	(6)	1.3	2003
Robert R. Ryan	1997	44	President, Chief Operating	237,203	(7)	3.8	2003
			Officer and Director
OTHER CURRENT EXECUTIVE OFFICERS
Michael Hoffmann	—	45	Senior Vice President –	78,220	(8)	1.2
			Worldwide Marketing,
			Sales & Service
David Peralta	—	34	Vice President, Treasurer and	17,801	(9)	*
			Chief Financial Officer
Douglas M. Peterson	—	36	Vice President and	195,196	(10)	3.1
			Chief Technical Officer
All directors and executive officers as a group (9 persons)				1,694,751	(11)	26.4

*	Less than 1%

(1)	All directors, nominees and executive officers named in the preceding table have sole investment and voting power with respect to shares of Common Stock beneficially owned by them.
(2)	Based on 6,206,862 shares outstanding as of March 28, 2002.
(3)	Includes 65,930 shares held by a trust of which Mr. Amster holds voting power as the trustee, 4,000 shares held by a trust of which Mr. Amster’s wife holds voting power as the trustee and 25,000 shares subject to options exercisable within 60 days of the Record Date.
(4)	Includes 25,000 shares subject to options exercisable within 60 days of the Record Date.
(5)	Includes 38,430 shares held by a trust of which Dr. Gloudeman holds voting power as the trustee and 25,000 shares subject to options exercisable within 60 days of the Record Date.
(6)	Includes 58,592 shares held by trusts of which Mr. Quain holds voting power as the trustee and 25,000 shares subject to options exercisable within 60 days of the Record Date.
(7)	Includes 6,000 shares held by Mr. Ryan’s wife as custodian for their children and 36,250 shares subject to options exercisable within 60 days of the Record Date.
(8)	Includes 55,000 shares subject to options exercisable within 60 days of the Record Date.
(9)	Includes 14,250 shares subject to options exercisable within 60 days of the Record Date.
(10)	Includes 18,000 shares subject to options exercisable within 60 days of the Record Date.
(11)	Includes 249,115 shares which all executive officers and directors as a group have the right to acquire within 60 days of the Record Date.

Changes in Control

     MSC Acquisition II Corp., a wholly owned subsidiary of MSC.Software Corporation, has commenced a tender offer under which it proposes to purchase all outstanding shares of common stock, no par value, of Mechanical Dynamics, Inc., at a price of $18.85 per Share, net to the seller in cash, without interest, upon the terms and subject to the conditions set forth in the Offer to Purchase dated March 22, 2002. A merger of the companies would follow subsequent to the completion of the tender offer. The Tender Offer Statement on Schedule TO by MSC Acquisition II Corp., dated March 22, 2002, is incorporated in this Item 12 by reference. As part of the transaction, Herbert S. Amster, David E. Cole, Joeseph F. Gloudeman, Michael E. Korybalski, Mitchell I. Quain, Robert R. Ryan, David Peralta, and Douglas M. Peterson have agreed to tender all their shares in the offer and to vote all their shares in favor of the merger.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Item 14(a)1. Financial Statements

Report of Independent Public Accountants
Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements

Item 14(a)2. Financial Statement Schedules

     None.

Item 14(a) 3. Exhibits

Number	Exhibit

(2.1)	Joint Venture Agreement between Mechanical Dynamics, Inc. and Information Services International-Dentsu, Ltd., incorporated herein by reference to Exhibit 2.1 to the Company’s previously filed Form 10-Q for the quarter ended March 31, 1997

(2.2)	Share Transfer Agreement dated November 17, 2000 by and among Mechanical Dynamics, Inc., Nissan Motor Co., Ltd., and Structural Dynamics Research Corporation, incorporated herein by reference to Exhibit 2.2 to the Company’s previously filed Form 8-K on December 28, 2000 and Form 8-K/A on March 5, 2001

(2.3)	Tender Offer Statement on Schedule TO by MSC Acquisition II Corp., a wholly owned subsidiary of MSC.Software Corporation, dated March 22, 2002, incorporated herein by reference

(3.1)	Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.2 to the Company’s previously filed Registration Statement on Form S-1, Registration No. 333-2900

(3.2)	Restated Bylaws, incorporated herein by reference to Exhibit 3.4 to the Company’s previously filed Registration Statement on Form S-1, Registration No. 333-2900

(4.2)	Line of Credit Demand Note between the Company and KeyBank National Association dated July 6, 2001, incorporated herein by reference to Exhibit 4.2 to the Company’s previously filed Form 10-Q for the quarter ended September 30, 2001

(10.1)	Amended and Restated Employment Agreement between the Company and Michael E. Korybalski, incorporated herein by reference to Exhibit 10.1 to the Company’s previously filed Form 10-K for the year ended December 31, 2001

(10.2)	Amended and Restated Employment Agreement between the Company and Robert R. Ryan, incorporated herein by reference to Exhibit 10.2 to the Company’s previously filed Form 10-K for the year ended December 31, 2001

(10.3)	Amended and Restated Employment Agreement between the Company and David Peralta, incorporated herein by reference to Exhibit 10.3 to the Company’s previously filed Form 10-K for the year ended December 31, 2001

(10.4)	Amended and Restated Employment Agreement between the Company and Douglas M. Peterson, incorporated herein by reference to Exhibit 10.4 to the Company’s previously filed Form 10-K for the year ended December 31, 2001

(10.5)	Employment Agreement between the Company and Michael Hoffmann

(10.6)	Amendment No. 1 to Amended and Restated Employment Agreement between the Company and Michael E. Korybalski

(10.18)	Lease Agreement between the Company and First Martin Corporation dated August 5, 1999, incorporated herein by reference to Exhibit 10.18 to the Company’s previously filed Form 10-Q for the quarter ended September 30, 1999

(11)	Statement Re Computation Of Per Share Earnings Per Share, incorporated herein by reference to Exhibit 11 to the Company’s previously filed Form 10-K for the year ended December 31, 2001

(21)	Subsidiaries Of The Registrant, incorporated herein by reference to Exhibit 21 to the Company’s previously filed Form 10-K for the year ended December 31, 2001

(23.1)	Consent Of Independent Public Accountants, incorporated herein by reference to Exhibit 23.1 to the Company’s previously filed Form 10-K for the year ended December 31, 2001

Item 14(b). Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 4, 2002		MECHANICAL DYNAMICS, INC.
(Registrant)

	By:	/s/ Michael E. Korybalski

Michael E. Korybalski
Chairman of the Board

Exhibit Index

Number	Exhibit

(2.1)	Joint Venture Agreement between Mechanical Dynamics, Inc. and Information Services International-Dentsu, Ltd., incorporated herein by reference to Exhibit 2.1 to the Company’s previously filed Form 10-Q for the quarter ended March 31, 1997

(2.2)	Share Transfer Agreement dated November 17, 2000 by and among Mechanical Dynamics, Inc., Nissan Motor Co., Ltd., and Structural Dynamics Research Corporation, incorporated herein by reference to Exhibit 2.2 to the Company’s previously filed Form 8-K on December 28, 2000 and Form 8-K/A on March 5, 2001

(2.3)	Tender Offer Statement on Schedule TO by MSC Acquisition II Corp., a wholly owned subsidiary of MSC.Software Corporation, dated March 22, 2002, incorporated herein by reference

(3.1)	Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.2 to the Company’s previously filed Registration Statement on Form S-1, Registration No. 333-2900

(3.2)	Restated Bylaws, incorporated herein by reference to Exhibit 3.4 to the Company’s previously filed Registration Statement on Form S-1, Registration No. 333-2900

(4.2)	Line of Credit Demand Note between the Company and KeyBank National Association dated July 6, 2001, incorporated herein by reference to Exhibit 4.2 to the Company’s previously filed Form 10-Q for the quarter ended September 30, 2001

(10.1)	Amended and Restated Employment Agreement between the Company and Michael E. Korybalski, incorporated herein by reference to Exhibit 10.1 to the Company’s previously filed Form 10-K for the year ended December 31, 2001

(10.2)	Amended and Restated Employment Agreement between the Company and Robert R. Ryan, incorporated herein by reference to Exhibit 10.2 to the Company’s previously filed Form 10-K for the year ended December 31, 2001

(10.3)	Amended and Restated Employment Agreement between the Company and David Peralta, incorporated herein by reference to Exhibit 10.3 to the Company’s previously filed Form 10-K for the year ended December 31, 2001

(10.4)	Amended and Restated Employment Agreement between the Company and Douglas M. Peterson, incorporated herein by reference to Exhibit 10.4 to the Company’s previously filed Form 10-K for the year ended December 31, 2001

(10.5)	Employment Agreement between the Company and Michael Hoffmann

(10.6)	Amendment No. 1 to Amended and Restated Employment Agreement between the Company and Michael E. Korybalski

(10.18)	Lease Agreement between the Company and First Martin Corporation dated August 5, 1999, incorporated herein by reference to Exhibit 10.18 to the Company’s previously filed Form 10-Q for the quarter ended September 30, 1999

(11)	Statement Re Computation Of Per Share Earnings Per Share, incorporated herein by reference to Exhibit 11 to the Company’s previously filed Form 10-K for the year ended December 31, 2001

(21)	Subsidiaries Of The Registrant, incorporated herein by reference to Exhibit 21 to the Company’s previously filed Form 10-K for the year ended December 31, 2001

(23.1)	Consent Of Independent Public Accountants, incorporated herein by reference to Exhibit 23.1 to the Company’s previously filed Form 10-K for the year ended December 31, 2001